Form 10QSB
period 2003-03-31
ALLEGHENY BANCSHARES INC
filed 2003-05-14
CIK 1213662

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB



  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended                         Commission File Number: 000-50151
March 31, 2003


                           Allegheny Bancshares, Inc.






      West Virginia                                           22-3888163
------------------------                                ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                  -----------------------------------------

                              300 North Main Street
                                P. O. Box 487
                          Franklin, West Virginia 26807

                 ------------------------------------------

     Registrant's telephone number, including area code: (304) 358-2311
                                                         --------------


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
days. Yes X   No
         -----   ------

Transitional Small Business Disclosure Format (check one):  Yes       No    X
                                                              ------    -------

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                               Outstanding at March 31, 2003
------------------------                  -----------------------------
Common Stock, par value - $1.00                       899,323 shares

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                  PAGE

    Item 1.   Consolidated Financial Statements                     2

              Consolidated Statements of Income - Three Months
              ended March 31, 2003 and 2002                         2

              Consolidated Balance Sheets  - March 31, 2003 and
              December 31, 2002                                     3

              Consolidated Statements of Changes in Stockholders'
              Equity - Three Months Ended March 31, 2003 and 2002   4

              Consolidated Statements of Cash Flows - Three Months
              Ended March 31, 2003 and 2002                         5

              Notes to Consolidated Financial Statements            6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   8

    Item 3.   Controls and Procedures                              13

PART II.      OTHER INFORMATION

    Item 1.   Legal Proceedings                                    13

    Item 2.   Changes in Securities                                13

    Item 3.   Defaults upon Senior Securities                      13

    Item 4.   Submission of Matters to a Vote of Security
              Holders                                              13

    Item 5.   Other Information                                    13

    Item 6.   Exhibits and Reports on Form 8K                      14


              SIGNATURES                                           15

              Certification of Executive Vice-President and
              Chief Executive Officer
              Certification of Chief Financial Officer

Part I.  Financial Information
Item 1.  Consolidated Financial Statements

                           Allegheny Bancshares, Inc.
                      Consolidated Statements of Income
              (In thousands, except for per share information)
              ------------------------------------------------
                                                      Three Months Ended
                                                     March 31,   March 31,
                                                       2003        2002
Interest and Dividend Income:
   Loans and fees                                    $ 1,854      $ 1,700
   Investment securities - taxable                       160          214
   Investment securities - nontaxable                    203          226
   Deposits and federal funds sold                         5           11
                                                      ------       ------

   Total Interest and Dividend Income                  2,222        2,151
                                                      ------       ------

Interest Expense:
   Deposits                                              659          757
   Borrowings                                              5            1
                                                      ------       ------

   Total Interest Expense                                664          758
                                                      ------       ------

Net Interest Income                                    1,558        1,393

Provision for loan losses                                 30           30
                                                      ------       ------

Net interest income after provision
   for loan losses                                     1,528        1,363
                                                      ------       ------

Noninterest Income:
   Service charges on deposit accounts                    57           32
   Other income                                           33           36
   Gain on security transactions                           2           35
                                                      ------       ------

   Total Noninterest Income                               92          103
                                                      ------       ------

Noninterest Expense:
   Salaries and benefits                                 494          455
   Occupancy expenses                                     55           50
   Equipment expenses                                    102           88
   Other expenses                                        277          240
                                                      ------       ------

   Total Noninterest Expenses                            928          833
                                                      ------       ------

Income before Income Taxes                               692          633

Income Tax Expense                                       198          183
                                                      ------       ------

   Net Income                                        $   494      $   450
                                                      ======       ======

Earnings Per Share
   Net income                                        $  0.55      $  0.50
                                                      ======       ======

   Weighted Average Shares Outstanding               899,331      900,000

       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                            March 31, 2003  December 31, 2002
ASSETS

Cash and due from banks                      $   3,366        $   3,094
Federal funds sold                               3,450              100
Interest bearing deposits in banks                 153              260
Investment securities available for sale        34,455           33,764
Loans receivable, net of allowance for loan
   losses of $1,052 and $1,028 respectively    104,768          103,430
Bank premises and equipment, net                 3,903            3,883
Other assets                                     1,668            1,470
                                              --------         --------

   Total assets                              $ 151,763        $ 146,001
                                              ========         ========

LIABILITIES

Deposits
   Noninterest bearing demand                $  13,017        $  11,828
   Interest bearing
      Demand                                    16,511           16,682
      Savings                                   27,457           26,796
      Time deposits over $100,000               18,880           18,044
      Other time deposits                       50,703           48,632
                                              --------         --------

   Total Deposits                              126,568          121,982

Accrued expenses and other liabilities             966              904
Short-term borrowings                              848            1,188
Long-term debt                                   1,000
                                              --------         --------

   Total Liabilities                           129,382          124,074
                                              --------         --------

STOCKHOLDERS' EQUITY

Common stock; $1 par value,
   shares outstanding 899,323 and
   900,000, respectively                           900              900
Additional paid in capital                         900              900
Retained earnings                               19,732           19,238
Accumulated other comprehensive income             873              889
Treasury stock (at cost, 677 shares in 2003)       (24)
                                              --------         --------

   Total Stockholders' Equity                   22,381           21,927
                                              --------         --------

   Total Liabilities and Stockholders'
      Equity                                 $ 151,763        $ 146,001
                                              ========         ========


       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
         Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)

                                                   Three Months Ended
                                                        March 31,
                                                     2003         2002

Balance, beginning of period                      $  21,927    $  20,092

Comprehensive Income:

   Net income for period                                494          450
   Net change in unrealized gains
      on securities available for sale,
      net of income taxes                               (16)        (103)
                                                   --------     --------

   Total Comprehensive Income                           478          347
                                                   --------     --------

Purchase of treasury stock                              (24)
                                                   --------     --------

Balance, end of period                            $  22,381    $  20,439
                                                   ========     ========


       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                                         Three Months Ended
                                                              March 31,
                                                             2003      2002
Cash Flows from Operating Activities:
   Net income                                            $    494   $   450
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                30        30
      Depreciation                                             76        69
      Net amortization of securities                           12
      Gain on sale of securities                               (2)      (35)
      Net change in:
       Accrued income                                         (19)      (30)
       Other assets                                          (179)        2
       Accrued expense and other liabilities                   72      (411)
                                                          -------    ------

   Net Cash Provided by Operating Activities                  484        75
                                                          -------    ------

Cash Flows from Investing Activities:
   Net change in federal funds sold                        (3,350)    2,250
   Net decrease (increase) in interest bearing
    deposits in banks                                         107        (4)
   Proceeds from calls and maturities
    of securities available for sale                        1,853     3,979
   Proceeds from sales of securities available for sale               2,040
   Purchase of securities available for sale               (2,580)   (5,095)
   Net increase in loans                                   (1,368)   (5,334)
   Purchase of bank premises and equipment                    (96)      (63)
                                                          -------    ------

   Net Cash Used in Investing Activities                   (5,434)   (2,227)
                                                          -------    ------

Cash Flows from Financing Activities:
   Net change in:
    Demand and savings deposits                             1,679     2,293
    Time deposits                                           2,907     1,588
   Proceeds from borrowings                                 1,000
   Curtailments of borrowings                                (340)      (98)
   Purchase of treasury stock                                 (24)
                                                          -------    ------

   Net Cash Provided by Financing Activities                5,222     3,783
                                                          -------    ------

Cash and Cash Equivalents
   Net increase in cash and cash equivalents                  272     1,631

   Cash and Cash Equivalents, beginning of period           3,094     2,343
                                                          -------    ------

   Cash and Cash Equivalents, end of period              $  3,366   $ 3,974
                                                          =======    ======

Supplemental Disclosure of Cash Paid During the Year for:
   Interest                                              $    652   $   784
   Income taxes                                                     $   410

      The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1      ACCOUNTING PRINCIPLES:

      The financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and 2002. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2002 annual report to stockholders of Pendleton County Bank.

CONSOLIDATION POLICY

      The consolidated financial statements include Allegheny Bancshares (the "Company") and Pendleton County Bank (the "Bank"), a wholly owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated.

REORGANIZATION

On December 30, 2002, the shareholders of the Bank approved a plan of reorganization under which the shareholders exchanged 100% of their common stock for 100% of the common stock of Allegheny Bancshares, Inc. The reorganization was accounted for in a manner similar to a pooling of interest and the Bank became a wholly owned subsidiary of Allegheny Bancshares, Inc., a newly formed single bank holding company, effective on the close of business December 31, 2002.


NOTE 2      INVESTMENT SECURITIES:

      The amortized costs of investment securities and their approximate market values at March 31, 2003 and December 31, 2002 follows:


                                   March 31, 2003      December 31, 2002

                                  Amortized Market   Amortized    Market
                                    Cost     Value     Cost        Value

 Securities available for sale:

   U.S. Treasury and agency
    obligations                  $  8,321  $  8,698   $ 8,823   $  9,276
   State and municipal             18,706    19,698    19,598     20,495
   Mortgage-backed securities       6,022     6,059     3,910      3,993
                                  -------   -------    ------    -------

    Total                        $ 33,049  $ 34,455   $32,331   $ 33,764
                                  =======   =======    ======    =======

                           ALLEGHENY BANCSHARES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3      LOANS:

      Loans outstanding are summarized as follows:
                                                  March 31,   December 31,
                                                    2003          2002

 Real estate loans                                 $ 49,422    $ 47,129
 Commercial and industrial loans                     42,336      42,938
 Loans to individuals, primarily
   collateralized by autos                           11,303      11,817
 All other loans                                      2,759       2,574
                                                    -------     -------

   Total Loans                                      105,820     104,458

 Less allowance for loan losses                       1,052       1,028
                                                    -------     -------

   Net Loans Receivable                            $104,768    $103,430
                                                    =======     =======


NOTE 4      ALLOWANCE FOR LOAN LOSSES:

      A summary of transactions in the allowance for loan losses for the three months ended March 31, 2002 and 2001 follows:

                                                    Three Months Ended
                                                         March 31,
                                                     2003         2002
 Balance, beginning of period                      $  1,028     $    960
 Provision charged to operating expenses                 30           30
 Recoveries of loans charged off                         14           18
 Loans charged off                                      (20)         (38)
                                                    -------      -------

 Balance, end of period                            $  1,052     $    970
                                                    =======      =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           Forward Looking Statements

      The following discussion contains statements that refer to future expectations, contain projections of the results of operations or of financial condition or state other information that is "forward-looking." "Forward-looking" statements are easily identified by the use of words such as "could," "could anticipate," "estimate," "believe," and similar words that refer the future outlook. There is always a degree of uncertainty associated with "forward-looking" statements. The Company's management believes that the expectations reflected in such statements are based upon reasonable assumptions and on the facts and circumstances existing at the time of these disclosures. Actual results could differ significantly from those anticipated.

      Many factors could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include:

o General economic conditions, either nationally or within the Company's markets, could be less favorable than expected;
o Changes in market interest rates could affect interest margins and profitability;
o Competitive pressures could be greater than anticipated; and o Legal or accounting changes could affect the Company's results.

Overview

      Net income increased from $450,000 for the quarter ended March 31, 2002 to $494,000 for the quarter ended March 31, 2003 and earnings per share increased from $.50 to $.55. The increase in earnings was a result of the increase in net interest income offset somewhat by increased operating expenses.

Net Interest Income

      The Company's taxable equivalent net interest income increased from $1,509,000 for the quarter ended March 31, 2002 to $1,663,000 for the quarter ended March 31, 2003, due to the combination of net growth of earning assets and decreased cost of funds, offset by lower asset yields. The Company's net yield on earnings assets for 2003 was 4.76% compared to 4.83% for 2002 as the yield on earning assets declined more than the cost of funds. The yield on earning assets declined during the period analyzed due somewhat to the repricing of maturing funds at lower current rates. Table I shows the average balances for assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

Allowance for Loan Losses and Provision for Loan Losses

      The provision for loan losses remained stable at $30,000 for each of the quarters ended March 31, 2003 and 2002. The allowance for loan losses ("ALL") was $1,052,000 (.99% of loans) at the end of the first quarter of 2003 compared with $1,028,000 (.98% of loans) at December 31, 2002. The ALL is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The calculation of the ALL is considered to be a critical accounting policy.

Noninterest Income

      Noninterest income was $92,000 and $103,000 for the quarters ended March 31, 2003 and 2002, respectively. Noninterest income (excluding security gains and losses) as a percentage of average assets increased from .21% to .25% (annualized). Service charges increased from $32,000 for the three months ended March 31, 2002 to $57,000 for the three months ended March 31, 2003, as a result of increased service activity.

Noninterest Expenses

      Noninterest expenses were $928,000 and $833,000 for the quarters ended March 31, 2003 and 2002, respectively. Noninterest expenses as a percentage of average assets was 2.53% (annualized) for each of the respective periods. Salaries and benefits increased as a result of normal salary increases. Equipment expenses, including software maintenance contract expense and depreciation expense, increased as a result of a computer system upgrade. Other expenses, including consulting fees and conversion expense, increased primarily for the same reason.

Income Tax Expense

      Income tax expense equaled 28.61% of income before income taxes for the quarter ended March 31, 2003 compared with 28.91% for the quarter ended March 31, 2002.

Federal Funds Sold

        Federal funds sold were $3,450,000 and $100,000 as of March 31, 2003 and December 31, 2002, respectively. This increase was due primarily to the outpacing of deposit growth over loan and security increases.

Loans

      Total loans increased from $104,458,000 at December 31, 2002 to $105,820,000 at March 31, 2003. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 78% of the loan portfolio is secured by real estate.

Loan Portfolio Risk Factors

      Loans accounted for on a nonaccrual basis were $112,000 at March 31, 2003 (.11% of total loans). Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $1,361,000 (1.29% of total loans). Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

Deposits

      The Company's deposits increased $4,658,000 during the first quarter of 2003 to $126,568,000 at March 31, 2003. This increase was not attributed to one particular branch, but reflected normal growth throughout the Company. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 14.92% and 14.79% of total deposits at March 31, 2003 and December 31, 2002, respectively.

Long-Term Debt

        The increase in long-term debt was due to the signing of a 10-year $1,000,000 fixed rate note with FHLB at 3.77%. The purpose of the note was to provide a long-term, fixed rate loan product to qualifying customers.

Capital

      Capital as a percentage of total assets was 14.75% at March 31, 2003 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

Liquidity and Interest Sensitivity

      At March 31, 2003, the Company had liquid assets of approximately $6.8 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at March 31, 2003. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $9.4 million.

      At March 31, 2003, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 40.14% for the one year repricing period. This rate does not reflect the historical movement of funds during varying interest rate environments. Adjusting for historical interest rate movement, the adjusted Gap Ratio is -5.92%. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II shows the Company's interest sensitivity.

                                         TABLE I
Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a Fully Taxable Equivalent Basis)(Dollar amounts in thousands)
------------------------------------------------------------------

                           Three Months Ended            Three Months Ended
                             March 31, 2003               March 31, 2002
                             --------------                --------------
                      Average     Income/             Average   Income/
                      Balance     Expense     Rates   Balance   Expense  Rates

Interest Income
    Loans 1            $104,575 $  1,854      7.09%  $86,264   $ 1,700    7.88%
    Federal funds sold    1,588        4      1.01%    2,689        11    1.64%
    Interest bearing
      deposits              104        1      3.85%      116         1    3.45%
Investments
      Taxable            14,057      160      4.55%   15,923       213    5.35%
      Nontaxable 2       19,270      308      6.38%   19,924       342    6.87%
                        ------   -------  --------   ------    ------   -----

Total earning assets    139,594    2,327      6.67%  124,916     2,267    7.26%
                        -------  -------  --------   -------   ------   -----
Interest Expense
    Demand deposits      15,477       41      1.06%   12,736        36    1.13%
    Savings              27,347       80      1.17%   26,102       107    1.64%
    Time deposits        68,147      535      3.14%   60,993       614    4.03%
    Short-term
      borrowings            639        4      2.50%      208         1    1.92%
    Long-term debt          421        4      3.80%
                         ------   -------  --------   ------    ------   -----

    Total Interest
       Bearing
       Liabilities     $112,031 $    664      2.37% $100,039   $   758    3.03%
                         -------  -------  --------   -------   ------   -----

    Net Interest Margin 1          1,663                         1,509
                                 =======                         =====

Net yield on interest
   earning assets                             4.76%                       4.83%
                                            =======                      =====

1  Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income

                                    TABLE II
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
March 31, 2003

(In Thousands of Dollars)
                              0-3       4-12       1-5      Over 5     Total
                            Months     Months     Years      Years
Uses of Funds:

Loans:
  Commercial               $ 11,875   $ 7,552   $ 17,048   $  8,371  $  44,846
  Installment                   536       847      8,853      1,067     11,303
  Real estate                 8,522     3,692     10,262     26,946     49,422
  Credit card                   249                                        249
Federal funds sold            3,450                                      3,450
Interest bearing deposits       153                                        153
Investment securities           738     1,136     18,444     14,137     34,455
                            -------    -------    ------    -------    -------

Total                        25,523    13,227     54,607     50,521    143,878
                             ------    -------    ------    -------    -------


Sources of Funds:

Deposits:
  Interest bearing demand    16,511                                     16,511
  Savings                    27,457                                     27,457
  Time deposits over
     $100,000                 5,387     8,644      4,849                18,880
  Other time deposits        16,517    21,133     13,053                50,703
Short-term borrowings           848                                        848
Long-term debt                                                1,000      1,000
                              ------    -------    ------    -------    -------

Total                        66,720    29,777     17,902      1,000    115,399
                             ------    -------    ------    -------    -------

Discrete Gap                (41,197)  (16,550)    36,705     49,521     28,479

Cumulative Gap              (41,197)  (57,747)   (21,042)    28,479

Ratio of Cumulative Gap
  To Total Earning Assets    -28.63%   -40.14%    -14.62%    19.79%

Item 3.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers that file periodic reports under the Securities Exchange Act of 1934 (the "Act") are now required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. Under rules adopted by the Securities and Exchange Commission effective August 29, 2002, these disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.

      We have established disclosure controls and procedures to ensure that material information related to Allegheny Bancshares, Inc. and its subsidiary is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the Chief Executive Officer and the Chief Financial Officer to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company's operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of May 2, 2003, a date within 90 days prior to the filing of this quarterly report. Based on this evaluation, the Company's management, including the Chief Financial Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

      Changes in Internal Controls

      During the period reported upon, there were no significant changes in the Company's internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.


Part II.


Item 1.  Legal Proceedings -

Not Applicable

Item 2.  Changes in Securities -

Not Applicable

Item 3.  Defaults Upon Senior Securities -

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -

Not Applicable

Item 5.  Other Information -

Not Applicable

Item 6.    Exhibits and Reports on 8-K -

a.    Exhibits

    The following Exhibits are attached.

No.                           Description                        Exhibit Number
---                           -----------

2.1      Plan of Reorganization - Allegheny Bancshares, Inc.             E1

3.1      Articles of Incorporation - Allegheny Bancshares, Inc.          E2

3.2      Bylaws of Allegheny Bancshares, Inc.                            E3

99.1     Certification of CEO under Section 906 of Sarbanes-Oxley        E4

99.2     Certification of CFO under Section 906 of Sarbanes-Oxley        E5

                                    SIGNATURE



In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant causes this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLEGHENY BANCSHARES, INC.


                                       By: /s/ WILLIAM A. LOVING, JR.
                                           ----------------------------------
                                           William A. Loving, Jr.
                                           Executive Vice President and
                                             Chief Executive Officer

                                       By: /s/ CLAUDIA L. ACORD
                                           ----------------------------------
                                           Claudia L Acord
                                           Chief Financial Officer


Date: May 12, 2003

                                  CERTIFICATION
                           OF EXECUTIVE VICE-PRESIDENT
                         AND CHIEF EXECUTIVE OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Chapter 63, Title 18 USC Section 1350 (A) and (B)



I, William A. Loving, Jr., certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Allegheny
      Bancshares;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

      c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ WILLIAM A. LOVING, JR.
                                      ----------------------------------
                                          William A. Loving, Jr.
                                          Executive Vice-President and
                                          Chief Executive Officer


Date: May 12, 2003

                                  CERTIFICATION
                         OF CHIEF FINANCIAL OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Chapter 63, Title 18 USC Section 1350 (A) and (B)



I, Claudia L. Acord, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Allegheny
      Bancshares;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within that entity, particularly during the period in which this report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

      c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ CLAUDIA L. ACORD
                                      ----------------------------------
                                          Claudia L. Acord
                                          Chief Financial Officer


Date: May 12, 2003

                                                                  E1
                                                                  Exhibit 2.1

                                    AGREEMENT

                                       AND

                                 PLAN OF MERGER



            THIS AGREEMENT AND PLAN OF MERGER ("Agreement"), is made and entered into as of the 22nd day of August, 2002, by and between ALLEGHENY BANCSHARES, INC., a West Virginia corporation ("Holding Company"), and PENDLETON COUNTY BANK, a West Virginia banking corporation ("Bank"), to be joined in by PENDLETON INTERIM BANK, INC., a West Virginia banking corporation.


                              W I T N E S S E T H:

                                    RECITALS

            WHEREAS, the parties hereto have agreed that subject to the necessary approval by the shareholders of the Bank, and subject to obtaining all necessary approvals as hereinafter provided, Holding Company shall acquire all of the outstanding stock of the Bank pursuant to a plan of reorganization which satisfies the requirements of Internal Revenue Code ' 368(a)(1)(A) and ' 368(a)(2)(E); and

            WHEREAS, it has been determined that the "Interim Bank Method" will be used to implement such plan of reorganization; and

            WHEREAS,  in  furtherance  thereof,   Holding  Company  has  been
formed as a West Virginia corporation; and

            WHEREAS,   Holding   Company  will  cause  a  new  state  banking
corporation to be chartered under the laws of West Virginia under the name Pendleton Interim Bank, Inc. ("Interim Bank"); and

            WHEREAS, the Interim Bank will merge with and into the Bank pursuant to this Agreement; and

            WHEREAS, the Board of Directors of the Bank, by a majority vote of all of the members thereof, has approved this Agreement and has authorized the execution hereof in counterparts; and

            WHEREAS, the Board of Directors of Holding Company, by a majority vote of all of the members thereof, has approved this Agreement and has authorized the execution hereof in counterparts.
                                    AGREEMENT

            Now, therefore, for and in consideration of the premises and the mutual agreements hereinafter set forth, and in accordance with the provisions of applicable law, the parties agree as follows:

                                    SECTION 1

                                   THE MERGER

            1.1 The Merger. On the Effective Date (as defined in Section
7.3), Interim Bank shall merge with and into the Bank (the "Merger"), under the charter of the Bank. The Bank shall be the surviving bank (hereinafter sometimes called the "Surviving Bank").

            1.2 Effects of Merger. On the Effective Date, the corporate organization and separate existence of Interim Bank shall cease and the Bank as the Surviving Bank shall succeed to all the rights, assets, liabilities and obligations of Interim Bank in accordance with the West Virginia Corporation Act. The Bank as the Surviving Bank shall continue to be governed by the laws of the State of West Virginia.


                                    SECTION 2

                       ARTICLES OF INCORPORATION; BYLAWS;
                         BOARD OF DIRECTORS AND OFFICERS

            2.1 Articles of Incorporation. From and after the Effective
Date, the Articles of Incorporation of the Bank, as the same may be amended from time to time as provided by law, shall be the Articles of Incorporation of the Surviving Bank.

            2.2 Bylaws. The Bylaws of the Bank as in effect on the Effective Date shall continue as the Bylaws of the Surviving Bank until the same shall thereafter be altered, amended or repealed in accordance with the law, its Articles of Incorporation, or said Bylaws.

            2.3 Directors and Officers. The directors and officers of the Bank on the Effective Date shall continue as the directors and officers of the Surviving Bank and shall hold office as prescribed in the Bylaws of the Surviving Bank and applicable law until their successors shall have been elected and shall qualify.

                                    SECTION 3

                              CONVERSION OF SHARES

            3.1   Conversion of Shares.  On the Effective Date:

                  (a) Each share of common stock of the Bank ("Bank Common Stock") then issued and outstanding, excluding any shares as to which dissenter's rights are exercised pursuant to the requirements of W. Va. Code " 31-1-122 and 123, which shares shall be canceled, shall automatically be converted into and be exchanged for one (1) share of common stock of Holding Company.

                  (b) From and after the Effective Date, the holders of the certificates representing Bank Common Stock shall cease to have any rights with respect to such shares (except such rights as they may have as dissenting shareholders in accordance with W. Va. Code " 31-1-122 and 123), and their sole right shall be to receive common stock of Holding Company, as herein provided.

            3.2 Closing of Stock Transfer Books. On the Effective Date, the stock transfer books of the Bank shall be deemed closed, and no shares of Bank Common Stock outstanding immediately prior to the Effective Date shall thereafter be transferred.

            3.3 Exchange of Certificates. As soon as practicable after the Effective Date, any certificates or the right to receive certificates representing the outstanding shares of the Bank Common Stock shall be surrendered to Holding Company or any agent designated by it and, upon such surrender, Holding Company shall issue and deliver in substitution therefor, certificates representing the number of shares of common stock of Holding Company into which such surrendered shares have been converted as hereinabove provided. Certificates representing shares of Bank Common Stock or the right to receive such certificates which are not surrendered shall be deemed for all purposes to evidence the ownership of the number of shares of common stock of Holding Company into which said shares of Bank shall have been converted as hereinbefore set forth; provided, however, that management of Holding Company may elect not to distribute to the holder of an unsurrendered certificate for Bank Common Stock or right to receive such certificate of dividends declared with respect to common stock of Holding Company until such owner shall surrender such certificate or right to receive such certificate, at which time the holder thereof shall be paid the amount of any dividends previously declared with respect to the common stock without interest.

                                    SECTION 4

                         REPRESENTATIONS, WARRANTIES AND
                              COVENANTS OF THE BANK

            The Bank represents and warrants to and covenants with Holding Company and Interim Bank that:

            4.1 Corporate  Organization  and  Qualification  of
The Bank. The Bank is duly organized, validly existing and in good standing as a state banking corporation under the laws of the State of West Virginia and has the corporate power to own all of its properties and assets and to carry on its business as it is now being conducted.

            4.2 Authorization of Agreement. The Board of Directors of the
Bank has authorized the execution of this Agreement as set forth herein, and subject to the approval of this Agreement by the shareholders of the Bank as provided in W. Va. Code ' 31-1-117, the Bank has the corporate power and is duly authorized to merge with Interim Bank pursuant to this Agreement.

            4.3 Capitalization. The authorized capital stock of the Bank consists of 900,000 shares of common stock, par value of $1.00 per share, all of which shares are issued and outstanding and are fully paid and nonassessable.

            4.4 Proxy Statement. The information pertaining to the Bank which has been or will be furnished by or on behalf of the Bank or its management for inclusion in the proxy statement referred to in Section 9 or any amendment or supplement thereto mailed to the holders of the common stock of the Bank will not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements contained therein, in light of the circumstances under which they are made, not misleading.

            4.5   Additional Covenants.  The Bank covenants and agrees:

                  (a) That it will promptly advise Holding Company in writing of the name and address of, and number of shares of the Bank held by, each shareholder who elects to exercise his right to dissent to the Merger pursuant to W. Va. Code " 31-1-122 and 123; and

                  (b) Subsequent to the date of this Agreement and prior to the Effective Date that it will operate its business only in the normal course and in a normal manner consistent with past practice.

                                    SECTION 5

                         REPRESENTATIONS, WARRANTIES AND
                          COVENANTS OF HOLDING COMPANY

            Holding Company represents and warrants to and covenants with the Bank that:

            5.1 Corporate  Organization  of  Holding  Company.
Holding Company is a corporation duly organized, validly existing and in good standing under the laws of the State of West Virginia.

            5.2 Corporate Power and Action. Holding Company has the corporate power to execute and deliver this Agreement and has taken all action required by law, its Articles of Incorporation, its Bylaws or otherwise to authorize such execution and delivery, the Merger and the consummation of the transactions contemplated hereby, and upon its execution and delivery, this Agreement is a valid and binding agreement of Holding Company in accordance with its terms. No action of Holding Company shareholders is or will be required to approve this Agreement or the Merger.

            5.3 Application for Interim Bank. Promptly following the execution of this Agreement, Holding Company shall cause to be filed with the West Virginia Board of Banking and Financial Institutions (the "Banking Board") an application to organize and incorporate Interim Bank as a West Virginia banking corporation, in accordance with the provisions of W. Va. Code ' 31A-4-5, with all its capital stock owned by Holding Company. Upon the approval of such application and the issuance of a certificate of incorporation for Interim Bank by the Secretary of State of West Virginia, Holding Company shall promptly cause Interim Bank to execute and enter into a supplementary agreement in substantially the form attached as Exhibit A to this Agreement and cause Interim Bank to take such action as it provided in this Agreement on Interim Bank's part to be taken.

            5.4 Approval  of Merger of Interim  Bank. Prior  to the
Effective Date, Holding Company shall cause this Agreement to be submitted to the shareholder of Interim Bank for approval, ratification and confirmation in accordance with the applicable law of the State of West Virginia and the certificate of incorporation and bylaws of Interim Bank. Holding Company shall vote all of the stock of Interim Bank in favor of the approval, ratification and confirmation of this Agreement and the Merger.

            5.5 Regulatory  Approvals. Prior  to the Effective
Date, Holding Company separately and jointly with the Bank, shall use and cause Interim Bank to use its best efforts in good faith to take or cause to be taken as promptly as practicable all such steps as shall be necessary to obtain (i) the prior approval of the Banking Board for the organization of the Interim Bank, for the Merger and for Holding Company's acquisition of the shares of the Bank; (ii) the prior approval of the Federal Deposit Insurance Corporation ("FDIC") for the organization of Interim Bank and the Merger; (iii) the prior approval of the Board of Governors of the Federal Reserve System ("FRB") under the Bank Holding Company Act of 1956, as amended, for the formation of Holding Company as a one-bank holding company owning 100% of the voting shares of the Bank, and (iv) all other consents and approvals of governmental agencies as are required by law or otherwise, and shall do any and all things deemed by Holding Company and the Bank to be necessary or appropriate in order to cause the Merger to be consummated on the terms provided herein.

            5.6 Capitalization. The authorized capital stock of Holding
Company consists of 2,000,000 shares of common stock, par value of $1.00 per share, of which 5,000 shares of common stock are issued and outstanding and are fully paid and nonassessable.

            5.7 Registration. To the extent required by law, Holding Company will cause a Registration Statement (or other appropriate form) to be filed with and declared effective by the Securities and Exchange Commission, appropriate agencies regulating securities, and other governmental agencies having jurisdiction. The information pertaining to Holding Company and Interim Bank which will appear in any required Registration Statement will contain no untrue statement of any material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they are made, not misleading.

                                    SECTION 6

                                  NON-SURVIVAL

            The representations and warranties included or provided herein shall not survive the Effective Date.


                                    SECTION 7

             CONDITIONS PRECEDENT; CLOSING DATE AND EFFECTIVE DATE

            7.1 Conditions Precedent. The consummation of this Agreement and the Merger is conditioned upon the following:

                  (a) The shareholders of the Bank and Interim Bank shall have approved this Agreement by vote as required by law and final approval of this Agreement shall have taken place as provided in Section 9 hereof;

                  (b) The Banking Board shall have granted its final approval of the incorporation of Interim Bank as a West Virginia banking corporation, the Merger, and the acquisition of the Bank by Holding Company pursuant to this Agreement;

                  (c) The Secretary of State of West Virginia shall have issued a Certificate of Incorporation for Interim Bank;

                  (d)   The  FDIC  shall  have   approved  the  formation  of
Interim Bank and the Merger;

                  (e) The FRB shall have approved the application of Holding Company to acquire the Bank pursuant to this Agreement;

                  (f) Any required Registration Statement shall have become effective under the Securities Act of 1933. No stop order suspending the effectiveness of such Registration Statement shall be in effect and no proceedings for such purpose shall have been initiated or threatened by or before the Securities and Exchange Commission. All state securities and "blue sky" permits or approvals required (in the opinion of Holding Company) to carry out the transactions contemplated by this Agreement shall have been received.

                  (g) All other consents, approvals and permissions and the satisfaction of all the requirements prescribed by law which are necessary to the carrying out of the transactions contemplated hereby shall have been procured;

                  (h) All delay periods and all periods for review, objection or appeal of or to any of the consents, approvals or permissions required with respect to the consummation of the Merger and this Agreement shall have expired;

                  (i) The approvals referred to in subparagraphs (b) and (d) of this section 7.1 shall not have required the divestiture or cessation of any significant part of the present operations conducted by Holding Company, the Bank, or any of their subsidiaries, and shall not have imposed any other condition, which divestiture, cessation or condition which Holding Company or the Bank reasonably deems to be materially disadvantageous or burdensome;

                  (j) Holding Company shall have received an opinion of its counsel, Jackson & Kelly PLLC, that if the Merger is consummated in accordance with the terms of this Agreement (i) the Merger will constitute a reorganization in the meaning of ' 368(a)(1)(A) and ' 368(a)(2)(E) of the Internal Revenue Code of 1954, as amended, (ii) the Bank, Holding Company and Interim Bank will each be a party to the reorganization within the meaning of 368(b) of the Code; (iii) no gain or loss will be recognized to the Bank as a consequence of the Merger;
(iv) no gain or loss will be recognized by any Bank shareholder as a result of the Merger except in respect of cash received in conjunction with the perfection of dissenter's rights; (v) the basis of Holding Company common stock received by Bank shareholders will be the same as the basis of their shares of Bank Common Stock exchanged; and (vi) the holding period for any Bank shareholder of the Holding Company common stock received in the Merger will include the period for which the shares of the Bank Common Stock was held, provided that the Bank Common Stock was a capital asset in the hands of such Bank shareholder on the Effective Date; and

                  (k) Unless waived by Holding Company, the holders of not more than 5% of the outstanding shares of the Bank Common Stock shall have elected to exercise their statutory right to dissent from the transactions contemplated hereby at the special meeting of Bank shareholders referred to in Section 9 hereof.

            7.2 Closing Date. The closing shall be held at the Bank's offices in Franklin, West Virginia, at such time and place as the Bank and Holding Company shall agree. The time and date of closing are herein called the "Closing Date". The Closing Date shall not be earlier than the 15th day following the date (the "Approval Date") on which the approvals referred to in
Section 5.5 shall have been received, and shall not be later that the last day of the sixth calendar month next succeeding the Approval Date. Holding Company shall cause the Articles of Merger with respect to the Merger to be filed with the Secretary of State of West Virginia as soon after the Closing Date as practicable.

            7.3 Effective Date. The Merger shall become effective (the "Effective Date") on the date on which the certificate of merger approving the Merger is issued by the Secretary of State of West Virginia.

                                    SECTION 8

                            TERMINATION OF AGREEMENT

            8.1 Grounds for Termination. This Agreement and the transactions contemplated hereby may be terminated at any time prior to the Closing Date either before or after the meeting of the shareholders of the
Bank:

                  (a)   By mutual consent of the Bank and Holding Company;

                  (b) By Holding Company if there has been a material misrepresentation or breach of warranty in the representations and warranties of the Bank set forth herein, or by the Bank if there has been a material misrepresentation or breach of warrant in the representations and warranties of Holding Company or Interim Bank set forth herein; or

                  (c) By either the Bank or Holding Company if the Merger shall violate any nonappealable final order, decree or judgment of any court or governmental body having competent jurisdiction.

            8.2 Effect of Termination; Right to Proceed. In the event this Agreement shall be terminated pursuant to Section 8.1, all further obligations of Holding Company and the Bank under this Agreement shall terminate without further liability of Holding Company to the Bank or of the Bank to Holding Company.

                                    SECTION 9

                             MEETING OF SHAREHOLDERS
                                   OF THE BANK

            The Bank shall take all steps necessary to call and hold a special meeting of its shareholders, in accordance with applicable law and the Articles of Incorporation and Bylaws of the Bank, as soon as practicable for the purpose of submitting this Agreement to its shareholders for their consideration and approval and will send to its shareholders for purposes of such meeting a proxy statement, which as to information pertaining the Bank which has been furnished by or on behalf of the Bank or its management, will not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements contained therein, in light of the circumstances under which they are made, not misleading, and which otherwise complies with all applicable laws, rules and regulations. Information pertaining to Holding Company or Interim Bank which has been or will be furnished to the Bank by or on behalf of Holding Company or its management for inclusion in such proxy statement will not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements contained therein, in light of the circumstances under which they are made, not misleading.

                                   SECTION 10

                              REDEMPTION OF SHARES

            Subsequent to the Effective Date, Holding Company will repurchase from each of the initial directors of Holding Company those shares of the common stock of Holding Company purchased by them, which shares represent the initial capitalization of Holding Company, in an amount equal to the price paid per share plus an amount equal to the interest, if any, paid by said directors on funds borrowed to purchase such shares.


                                   SECTION 11

                    GOVERNING LAW; SUCCESSORS AND ASSIGNS;
                         COUNTERPARTS; ENTIRE AGREEMENT

            This Agreement (a) shall be governed by and construed under and in accordance with the laws of the State of West Virginia; (b) shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns; provided, however, that this Agreement may not be assigned by any party without the written consent of the other parties hereto;
(c) may be executed in one or more counterparts, all of which shall be considered one and the same agreement, and shall become effective and binding as to Holding Company and the Bank when one or more counterparts shall have been signed and delivered by Holding Company and the Bank, and shall become effective and binding as to Interim Bank when Interim Bank receives its Certificate of Incorporation and its officers execute the Supplemental Agreement; and (d) embodies the entire agreement and understanding, and supersedes all prior agreements and understandings, between the Bank and Holding Company relating to the subject matter hereof.

                                   SECTION 12

                               EFFECT OF CAPTIONS

            The captions in this Agreement are included for convenience only and shall not in any way affect the interpretation or construction of any of the provisions hereof.


                                   SECTION 13

                                   AMENDMENTS

            This Agreement may be amended by the written agreement of Holding Company and the Bank and without the approval of the shareholders of the Bank before or after the meeting of Bank shareholders at any time prior to the Closing Date with respect to any of the terms contained herein; provided, however, that after any such shareholder approval, no amendment shall be made to and of this Agreement, which substantially and adversely changes the terms of the particular Agreement as to the Bank, Holding Company, or both, without obtaining the further approval of the shareholders of the Bank. If this Agreement is amended after the meeting of shareholders of the Bank provided for in Section 9 of this Agreement, the number of shares of Holding Company common stock into which each share of common stock of the Bank shall be converted in the Merger shall not be amended after such meeting of Bank shareholders.

                                   SECTION 14

                                    EXPENSES

            Each of the parties hereto agrees to pay, without a right of reimbursement from the other party and whether or not the transactions contemplated by this Agreement shall be consummated, the costs incurred by it incident to the performance of its obligations under this Agreement and to the consummation of the Merger and of the other transactions contemplated herein, including the fees and disbursements of counsel, accountants and consultants employed by such party in connection therewith.


                                   SECTION 15

               AGREEMENT TO TAKE NECESSARY AND DESIRABLE ACTIONS

            The Bank, Holding Company and Interim Bank each agree to execute and deliver such other documents, certificates and other writings and to take such other actions as may be necessary or desirable in order to consummate or implement expeditiously the transactions contemplated by this Agreement.

            IN WITNESS WHEREOF, Holding Company and the Bank have each caused this Agreement to be executed on its behalf by its officers thereunto duly authorized all as of the day and year first above written.

                                          ALLEGHENY BANCSHARES, INC.


Seal:                                     By  /s/ William A. Loving, Jr.
                                              --------------------------

                                          Its  Executive  Vice-President & CEO
                                               ------------------------------


Attest:

By /s/ Carole Hartman
            Secretary

                                          PENDLETON COUNTY BANK


Seal:                                     By  /s/ William A. Loving, Jr.

                                          Its  Executive  Vice-President & CEO
                                               ------------------------------


Attest:

By  /s/ Carole Hartman
           Secretary/Cashier

                                    EXHIBIT A

                             SUPPLEMENTARY AGREEMENT



            THIS SUPPLEMENTARY AGREEMENT, made and entered into as of this 22nd day of August, 2002, by and among PENDLETON INTERIM BANK, INC., a West Virginia banking corporation, ("Interim Bank"), PENDLETON COUNTY BANK, a West Virginia banking corporation, (the "Bank"), and ALLEGHENY BANCSHARES, INC., a West Virginia corporation, ("Holding Company").

                                 R E C I T A L S

            WHEREAS, the Bank and Holding Company have entered into an Agreement and Plan of Merger dated as of August 22, 2002, (the "Agreement"), a copy of which is attached hereto and by this reference incorporated herein and made a part hereof; and

            WHEREAS, it is provided in Section 5.3 of the Agreement that upon issuance of the Certificate of Incorporation for Interim Bank by the Secretary of State of the State of West Virginia, Holding Company shall cause Interim Bank to execute and enter into a Supplementary Agreement so as to cause Interim Bank to be bound by the applicable terms and provisions of the Agreement; and

            WHEREAS, the Certificate of Incorporation for Interim Bank was issued on August 22, 2002, and Interim Bank and Holding Company are entering into this Supplementary Agreement pursuant to Section 5.3 of the Agreement.

            NOW, THEREFORE, THIS AGREEMENT WITNESSETH: That for and in consideration of the premises and the mutual agreements of the parties, it is hereby agreed as follows:

            (1) Interim Bank hereby joins in and agrees to be bound by the terms and conditions of the Agreement applicable to it, to the same extent as if Interim Bank were an original party thereto.

            (2) Interim Bank agrees that it shall use its best efforts in good faith to take or cause to be taken as promptly as practicable all action on its part to be taken so as to permit the consummation of the Agreement and the Merger (as defined in the Agreement) at the earliest possible date and that it shall cooperate fully with Holding Company and the Bank to that end.

            (3) Interim Bank represents and warrants to the Bank and Holding Company as follows:
                  (a) Interim Bank is a state banking corporation duly organized, validly existing and in good standing of the laws of the State of West Virginia; and

                  (b) Interim Bank has the corporate power to execute and deliver this Supplementary Agreement and has taken all action as required by law, its Articles of Incorporation, its Bylaws or otherwise to authorize such execution and delivery, said Merger and the consummation of the transaction as contemplated by the Agreement, and this Supplementary Agreement is a valid and binding agreement of Interim Bank.

            IN WITNESS WHEREOF, the parties have caused this Supplementary Agreement to be executed by their officers thereunto duly authorized as of the date and year first above written.

                                    PENDLETON INTERIM BANK, INC.


                                    By /s/ William A. Loving, Jr.
                                       --------------------------

                                      Its Executive Vice-President & CEO


                                    PENDLETON COUNTY BANK


                                    By /s/ William A. Loving, Jr.
                                       --------------------------

                                       Its Executive Vice-President & CEO


                                    ALLEGHENY BANCSHARES, INC.


                                    By /s/ William A. Loving, Jr.
                                       --------------------------

                                      Its Executive Vice-President & CEO

                                                                  E2
                                                                  Exhibit 3.1


                            ARTICLES OF INCORPORATION
                                       OF
                           ALLEGHENY BANCSHARES, INC.


            The undersigned, acting as incorporator of a corporation under
Section 27, Article 1, Chapter 31 of the Code of West Virginia, adopts the following Articles of Incorporation for such corporation.

          I. The undersigned agrees to become a corporation by the name of Allegheny Bancshares, Inc.

         II. The address of the corporation will be P.O. Box 487, Franklin, West Virginia 26807.

        III. This corporation is formed for the purpose of transacting any or all lawful business for which corporations may be incorporated under the corporation laws of the State of West Virginia.

         IV.      The existence of this corporation is to be perpetual.

      V.The amount of the total authorized capital stock of said corporation shall be Two Million shares of common stock with a par value of One Dollar ($1.00) per share.

         VI. No shareholder or other person shall have any preemptive right whatsoever.

          VII. No director of the corporation shall be removed from his office as a director except by the affirmative vote of the holders of at least eighty percent (80%) of the shares of the corporation=s capital stock, issued, outstanding and entitled to vote. The provisions of this Article VII may not be amended except upon the affirmative vote of the holders of at least eighty percent (80%) of the shares of the corporation=s capital stock, issued, outstanding and entitled to vote.

          VIII. Except as set forth below, the affirmative vote of holders of at least eighty percent (80%) of the shares of the corporation=s capital stock, issued, outstanding, and entitled to vote shall be required to approve any of the following:

                  (a)   any  merger  or   consolidation   of  the
            corporation with or into any other corporation; or

                  (b)   any  share  exchange  in  which  a
            corporation, person or entity acquires the issued or outstanding shares of capital stock of the corporation pursuant to a vote of shareholder; or

                  (c)   any  issuance  of  shares  of  the
            corporation that results in the acquisition of control of the corporation by any person, firm or corporation or group of one or more thereof that previously did not control the corporation; or

                  (d) any sale, lease, exchange, mortgage, pledge or other transfer, in one transaction or a series of transactions, of all, or substantially all, of the assets of the corporation to any other corporation, person, or entity; or

                  (e)   the   adoption   of  a   plan   for   the
            liquidation  or   dissolution   of  the   corporation
            proposed   by  any  other   corporation,   person  or
            entity; or

                  (f) any proposal in the nature of a reclassification or
            reorganization that would increase the proportionate voting rights of any other corporation, person or entity; or

                  (g) any transaction similar to, or having similar effect
            as, any of the foregoing transactions, if, in any such case, as of the record date for the determination of shareholders entitled to notice thereof and to vote thereon, such other corporation, person or entity is the beneficial owner, directly or indirectly, of more than five (5%) percent of the shares of capital stock of the corporation issued, outstanding and entitled to vote.

            If any of the transactions identified above is with a corporation, person or entity that is not the beneficial owner, directly or indirectly, of more than five percent (5%) of the shares of capital stock of the corporation issued, outstanding and entitled to vote, then the affirmative vote of holders of more than a majority of the shares of the corporations capital stock issued, outstanding and entitled to vote shall be required to approve any of such transactions.

            The Board of Directors of the corporation shall have the power and duty to determine, for purposes of this Article VIII on the basis of information known to the Board, if and when such other corporation, person or entity is the beneficial owner, directly or indirectly, of more than five percent (5%) of the shares of capital stock of the corporation issued, outstanding and entitled to vote and/or if any transaction is similar to, or has a similar effect as, any of the transactions identified above. Any such determination shall be conclusive and binding for all purposes of this Article VIII. The provisions of this
Article VIII shall not apply to any transaction which is approved in advance by a majority of those directors (i) who were directors before the corporation, person or entity acquired beneficial ownership of more than five percent (5%) of the shares of capital stock of the corporation and who are not affiliates of such corporation, person or entity and (ii) who became directors at the recommendation of the directors referred to in (i) above.

            The Board of Directors of the corporation, when evaluating any offer of another party to (i) make a tender or exchange offer for any equity security of the corporation, (ii) merge or consolidate the corporation with another corporation, (iii) purchase or otherwise acquire all or substantially all of the properties and assets of the corporation, or (iv) engage in any transaction similar to, or having similar effects as, any of the foregoing transactions, shall, in connection with the exercise of its judgment in determining what is in the best interest of the corporation and its shareholders, give due consideration to all relevant factors, including without limitation the social and economic effects of the proposed transaction on the depositors, employees, suppliers, customers and other constituents of the corporation and its subsidiaries and on the communities in which the corporation and its subsidiaries operate or are located, the business reputation of the other party, and the Board of Directors= evaluation of the then value of the corporation in a freely negotiated sale and of the future prospects of the corporation as an independent entity.

            The provisions of this Article VIII may not be amended except upon the affirmative vote of the holders of at least eighty percent (80%) of the shares of the corporations capital stock, issued, outstanding and entitled to vote.

            For purposes of this Article VIII, an Aaffiliate@ shall be defined as provided in Rule 144(a)(i) of the Securities Act of 1933, as amended.

         IX. Provisions for the regulation of the internal affairs of the corporation are:

                  A. Indemnification. Each person who was or is a party or is threatened to be made a party to or is involved (including, without limitation, as a witness or deponent) in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, investigative or otherwise in nature (AProceeding@), by reason of the fact that he or she, or a person of whom he or she is a legal representative, is or was a director or officer of the corporation or is or was serving at the written request of the corporations board of directors, president or their delegate as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such Proceeding is alleged action or omission in an official capacity as a director, officer, trustee, employee or agent or in any other capacity, shall be indemnified and held harmless by the corporation to the fullest extent authorized by law, including but not limited to the West Virginia Code, as the same exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the corporation to provide broader indemnification rights than said Code permitted the corporation to provide prior to such amendment), against all expenses, liability and loss (including, without limitation, attorneys fees and disbursements, judgments, fines, ERISA or other similar or dissimilar excise taxes or penalties and amounts paid or to be paid in settlement) incurred or suffered by such person in connection therewith; provided, however, that the corporation shall indemnify any such person seeking indemnity in connection with a Proceeding (or part thereof) initiated by such person only if such Proceeding (or part thereof) was authorized by the Board of Directors of the corporation; provided, further, that the corporation shall not indemnify any person for civil money penalties or other matters, to the extent such indemnification is specifically not permissible pursuant to federal or state statute or regulation, or order or rule of a regulatory agency of the federal or state government with authority to enter, make or promulgate such order or rule. Such right shall include the right to be paid by the corporation expenses, including, without limitation, attorneys fees and disbursements, incurred in defending or participating in any such Proceeding in advance of its final disposition; provided, however, that the payment of such expenses in advance of the final disposition of such Proceeding shall be made only upon delivery to the corporation of an undertaking, by or on behalf of such director or officer, in which such director or officer agrees to repay all amounts so advanced if it should be ultimately determined that such person is not entitled to be indemnified under this Article or otherwise. The termination of any Proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of the corporation, or that such person did have reasonable cause to believe that his conduct was unlawful.

                  B.  Right of Claimant to Bring Suit. If a claim under this
Article is not paid in full by the corporation within thirty days after a written claim therefor has been received by the corporation, the claimant may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim and, if successful, in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending or participating in any Proceeding in advance of its final disposition where the required undertaking has been tendered to the corporation) that the claimant has not met the standards of conduct which make it permissible under the applicable law for the corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the corporation.

                  Neither the failure of the corporation (including its Board of Directors, independent legal counsel, or its shareholders) to have made a determination prior to the commencement of such action that indemnification or reimbursement of the claimant is permitted in the circumstances because he or she has met the applicable standard of conduct, nor an actual determination by the corporation (including its Board of Directors, independent legal counsel, or its shareholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

                  C. Contractual Rights: Applicability. The right to be indemnified or to the reimbursement or advancement of expenses pursuant hereto
(i) is a contract right based upon good and valuable consideration, pursuant to which the person entitled thereto may bring suit as if the provisions hereof were set forth in a separate written contract between the corporation and the director or officer, (ii) is intended to be retroactive and shall be available with respect to events occurring prior to the adoption hereof, and (iii) shall continue to exist after the rescission or restrictive modification hereof with respect to events occurring prior thereto.

                  D. Requested Service. Any director or officer of the corporation serving, in any capacity, (i) another corporation to which five percent (5%) or more of the shares entitled to vote in the election of its directors is held by the corporation, or (ii) any employee benefit plan of the corporation or of any corporation referred to in clause (i), shall be deemed to be doing so at the request of the corporation.

                  E. Non-Exclusivity of Rights. The rights conferred on any person hereunder shall not be exclusive of and shall be in addition to any other right which such person may have or may hereafter acquire under any statute, provision of the Certificate of Incorporation, Bylaws, agreement, vote of shareholders or disinterested directors or otherwise.

                  F. Insurance. The corporation may purchase and maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the corporation or another corporation, partnership, joint venture, trust or other enterprise against such expense, liability or loss, whether or not the corporation would have the power to indemnify such person against such expense, liability or loss under West Virginia law.

           X. The full name and address of the appointed person to whom notice or process may be sent is: Allegheny Bancshares, Inc. (Attention:
Chief Executive Officer), P.O. Box 487, Franklin, West Virginia 26807.

         XI. The number of directors constituting the initial board of directors of the corporation is ten, and the names and addresses of the persons who shall serve as directors, until their successors are already elected and shall qualify are:

               Name                          Address

               Thomas J. Bowman              Box 905
                                             Franklin, WV 26807

               Roger D. Champ                P.O. Box 395
                                             Moorefield, WV 26836

               John E. Glover                P.O. Box 668
                                             Petersburg, WV 26847

               Carole H. Hartman             P.O. Box 864
                                             Franklin, WV 26807

               John D. Heavner               HC, 60 Box 4
                                             Upper Tract, WV 26866

               Richard W. Homan              714 Willow Drive
                                             Franklin, WV 26807

               William A. Loving, Jr.        P.O. Box 238
                                             Franklin, WV 26807

               William McCoy, Jr.            P.O. Box 886
                                             Franklin, WV 26807

               Jerry D. Moore                P.O. Box 8
                                             Franklin, WV 26807

               Richard C. Phares             P.O. Box 1092
                                             Onego, WV 26886

        XII.      The full name and  address of the  incorporator  is Charles
D. Dunbar,  1600 Laidley  Tower,  P.O.  Box 553,  Charleston,  West  Virginia
25322.


            THE UNDERSIGNED, for the purpose of forming a corporation under the laws of the State of West Virginia, does make and file these Articles of Incorporation, and has accordingly hereto set her hand this 20th day of August, 2002.



                                          /s/ Charles D. Dunbar
                                          ----------------------------------
                                          Charles D. Dunbar







ARTICLES OF INCORPORATION
PREPARED BY:

Stephanie H. D. Mullett, Esquire
Jackson & Kelly PLLC
1600 Laidley Tower
P.O. Box 553
Charleston, West Virginia 25322

STATE OF WEST VIRGINIA,

COUNTY OF KANAWHA, to-wit:

            I, Susan K. Fassbender, a Notary Public in and for the County and State aforesaid, hereby certify that Charles D. Dunbar whose name is signed to the foregoing Articles of Incorporation, bearing date the 20th day of August, 2002, this day appeared before me in my said County and acknowledged her signature to be the same.
            Given under my hand and official seal this 20th day of August, 2002. My commission expires June 26, 2006.

                                          /s/ Susan K.  Fassbender
                                          ---------------------------
[SEAL]                                          NOTARY PUBLIC

                                                                  E3
                                                                  Exhibit 3.2


                                     BYLAWS
                                       OF
                           ALLEGHENY BANCSHARES, INC.


                             ARTICLE I. OFFICES

            The principal offices of the Corporation shall be located in the Town of Franklin, County of Pendleton, State of West Virginia. The Corporation may have such other offices, either within or without the State of West Virginia, as the Board of Directors may designate or as the business of the Corporation may require from time to time.


                          ARTICLE II. SHAREHOLDERS

            Section 1. Annual Meeting. The annual meeting of the shareholders shall be held at such time on such day as shall be fixed by the Board of Directors.

            Section 2. Special Meetings. Special meetings of the shareholders, for any purpose or purposes, may be called by the Chairman of the Board, if any, President, Chief Executive Officer (if not the
President), Secretary, or by the Board of Directors, and shall be called by the President at the request of the holders of not less than one-tenth of all outstanding shares of the Corporation entitled to vote at the meeting.

            Section 3. Place of Meeting. The Board of Directors may designate any place, either within or without the State of West Virginia, as the place of meeting for any annual meeting or for any special meeting called by the Board of Directors. If no designation is made, or if a special meeting were otherwise called, the place of meeting shall be the principal office of the Corporation.

            Section 4. Notice of Meeting. Written notice stating the place, day and hour of the meeting and, the purpose or purposes for which the meeting is called, shall be delivered not less than ten nor more than fifty days before the date of the meeting, either personally or by mail, by or at the direction of the Chairman of the Board, President, Secretary or the officer or other persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation, with postage thereon prepaid.

            Section 5. Closing of Transfer Books or Fixing of Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the Corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, fifty days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than fifty days and, in case of a meeting of shareholders, not less than ten days prior to the date on which the particular action, requiring such determination of shareholders, is to be fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

            Section 6. Voting Record. The officer or agent having charge of the stock transfer books for shares of the Corporation shall make a complete record of the shareholders entitled to vote at each meeting of shareholders or any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each. Such record shall be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting for the purposes thereof.

            Section 7. Quorum. A majority of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of shareholders. If less than a majority of the outstanding shares are represented at a meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

            Section 8. Proxies. At all meetings of shareholders, a shareholder may vote in person or by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

            Section 9. Voting of Shares. Except as otherwise provided by law, each outstanding share entitled to vote shall be entitled to one vote upon each matter submitted to a vote at a meeting of shareholders.

            Section 10. Voting  of Shares  by  Certain  Holders.
Shares standing in the name of another corporation may be voted by such officer, agent or proxy as the bylaws of such corporation may prescribe, or, in the absence of such provision, as the Board of Directors of such other corporation may determine.

            Shares held by an administrator, executor, guardian, committee, curator, or conservator may be voted by him, either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares in his name.

            Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority so to do be contained in an appropriate order of the court by which such receiver was appointed.

            A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

            Neither treasury shares of its own stock held by the Corporation, nor shares held by another corporation if a majority of the shares entitled to vote for the election of directors of such other corporation are held by the Corporation, shall be voted at any meeting or counted in determining the total number of outstanding shares at any given time for purposes of any meeting.

            Section 11. Informal Action by Shareholders. Any action required or permitted to be taken at a meeting of the shareholders may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.


                       ARTICLE III. BOARD OF DIRECTORS

            Section 1. General Powers. The business and affairs of the Corporation shall be managed by its Board of Directors.

            Section 2. Number,  election  and  terms;  nominations.
The number of the directors of the Corporation shall be fixed from time to time by resolution by a two-thirds majority of the Board of Directors but shall not be less than three nor more than twenty-five. Each director shall be elected for a term of three years, with terms of offices of one-third of said Board of Directors expiring each year. Each director so elected shall hold the office until his successor is duly elected, unless he shall resign, become disqualified or be removed from office by action of the shareholders. Each director shall individually own shares of capital stock of the Corporation equal to or greater than aggregate par value of not less than Five Hundred Dollars ($500.00). Directors need not be residents of the State of West Virginia but shall be shareholders of the Corporation.

            Section 3. Regular Meetings. A regular meeting of the Board of Directors shall be held without other notice than this bylaw immediately after, and at the same place as, the annual meeting of shareholders. The Board of Directors may provide, by resolution, the time and place, either within or without the State of West Virginia, for the holding of additional regular meetings without other notice than such resolution.

            Section 4. Special Meetings. Special meetings of the Board of Directors may be called by or at the request of the Chairman or Vice Chairman of the Board, if any, the President and/or the Chief Executive Officer or any three directors. The person or persons authorized to call special meetings of the Board of Directors may fix any place, either within or without the State of West Virginia, as the place for holding any special meeting of the Board of Directors called by them.

            Section 5. Notice. Notice of any special meeting shall be given at least three days previously thereto by written notice delivered personally or mailed to each director at his business address, or by telegram. If mailed at least five days prior to the date of meeting, such notice shall be deemed to be delivered when deposited in the United States mail, so addressed, with postage thereon prepaid. If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Any director may waive notice of any meeting. The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting, except as otherwise provided statute.

            Section 6. Quorum. A majority of the number of directors fixed by Section 2 of this Article III shall constitute a quorum for the transaction of business at any meeting of the Board of Directors, but if less than such majority is present at a meeting a majority of the directors present may adjourn the meeting from time to time without further notice.

            Section 7. Manner of Acting. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

            Section 8. Action Without a Meeting. Any action required or permitted to be taken by the Board of Directors at a meeting may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors.

            Section 9. Newly created directorships and vacancies. Newly-created directorships resulting from any increase in the number of directors and any vacancies on the Board of Directors resulting from death, resignation, disqualification, removal or other cause shall be filled by the affirmative vote of a majority of the remaining directors then in office, even though less than a quorum of the Board of Directors. Any director elected in accordance with the preceding sentence to fill a vacancy resulting from the death, resignation, disqualification, removal or other cause shall hold office for the remainder of the full term of the class of directors in which the vacancy occurred and until such director=s successor shall have been elected and qualified, and any director elected in accordance with the preceding sentence by reason of an increase in the number of directors shall hold office only until the next election of directors by shareholders and until his successor shall have been elected and qualified. No decrease in the number of directors constituting the Board of Directors shall shorten the term of any incumbent director.

            Section 10. Compensation. By resolution of the Board of Directors, each director may be paid his expenses, if any, of attendance at each meeting of the Board of Directors, or committee thereof, and may be paid a stated salary as directors or a fixed sum for attendance at each meeting of the Board of Directors or committee thereof or both. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

            Section 11. Presumption of Assent. A director of the Corporation who is present at a meeting of the Board of Directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken unless his dissent shall be entered in the minutes of the meeting or unless he shall file his written dissent to such action with the person acting as the Secretary of the meeting before the adjournment thereof or shall forward such dissent by registered mail to the Secretary of the Corporation immediately after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor or such action.

            Section 12. Telephone Conference. Members of the Board of Directors or any committee thereof may participate in a meeting of the Board or such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other at the same time and participation by such means shall constitute presence in person at the meeting.

            Section 13. Confidentiality. All of the proceedings and business transacted by the Board of Directors of the Corporation shall be confidential, except as among the directors. Any violation or breach of this confidentiality by any director shall be grounds for his removal and replacement by a majority vote of the Board of Directors.

            Section 14. Conflicts of Interest; Voting. Any director having a personal interest in any question or issue before the Board of Directors shall advise the Board of his interest, give his personal information on the question or issue, and then withdraw pending a discussion and determination of that question or issue. Otherwise, no director shall refrain from voting or withdraw while business is pending at any meeting, unless he is excused by a majority vote of directors in attendance at the meeting. In all matters requiring action by the Board of Directors, a simple majority vote of those present at a meeting shall prevail, unless otherwise required by law.


                            ARTICLE IV. OFFICERS

            Section l. Number. The officers of the Corporation shall be a President, one or more Vice Presidents (the number thereof to be determined by the Board of Directors), and a Secretary, each of whom shall be elected by the Board of Directors. A Chairman and Vice Chairman of the Board of Directors and such other officers and assistant officers as may be deemed necessary may be elected or appointed by the Board of Directors. The same person may hold any two or more offices, except the offices of President and Secretary. The President and the Chairman of the Board, if any, shall be elected from the membership of the Board of Directors.

            Section 2. Election and Term of Office. The officers of the Corporation to be elected by the Board of Directors shall be elected annually by the Board of Directors at the first meeting of the Board of Directors held after each annual meeting of the shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided.

            Section 3. Removal. Any officer or agent may be removed by the Board of Directors whenever in its judgment the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of an officer or agent shall not of itself create contract rights.

            Section 4. Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or otherwise, may be filled by the Board of Directors for the unexpired portion of the term.

            Section 5. Chairman of the Board; President; Executive Vice President. The Chairman of the Board, the President, or the Executive Vice President, as the Board of Directors may from time to time determine, shall be the principal executive officer of the Corporation. The principal executive officer of the Corporation shall in general supervise and control all of the business and affairs of the Corporation, subject to the control of the Board of Directors. He shall, when present, preside at all meetings of the shareholders. Whether the Chairman of the Board, the President or the Executive Vice President be designated as the principal executive officer of the Corporation the others shall, in the absence or incapacity of the principal executive officer or by his authority may, exercise any of the powers of the principal executive officer. The Chairman of the Board, the President or the Executive Vice President may sign deeds, mortgages, bonds, contracts, or other instruments which the Board of Directors has authorized to be executed, except in cases where the signing and executing thereof shall be expressly delegated by the Board or by these bylaws to some other officer or agent of the Corporation, or shall be required by law to be otherwise signed or executed. The Chairman of the Board, the President and the Executive Vice President shall each, in general, perform all duties incident to their respective offices and shall perform such other duties as may be prescribed by the Board of Directors from time to time.

            Section 6. The Vice Presidents. In the absence of the Chairman of the Board, President and Executive Vice President or in the event of their death, inability or refusal to act, the Vice President (or in the event there be more than one Vice President, the Vice Presidents in the order designated at the time of their election, or in the absence of any designation, then in the order of their election) shall perform the duties of the Chairman of the Board, President, and Executive Vice President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Chairman of the Board, President and Executive Vice President. Any Vice President may sign, with the Secretary or an Assistant Secretary, certificates for shares of the Corporation; and shall perform such other duties as from time to time may be assigned to him by the principal executive officer of the Corporation, the bylaws or the Board of Directors.

            Section 7. The Secretary. The Secretary shall: (a) keep the minutes of the proceedings of the shareholders and of the Board of Directors in one or more books provided for that purpose; (b) see that all notices are duly given in accordance with the provisions of these bylaws or as required by law; (c) be custodian of the corporate records and of the seal of the Corporation and see that the seal of the Corporation is affixed to all documents the execution of which on behalf of the Corporation under its seal is duly authorized; (d) keep a register of the post office address of each shareholder which shall be furnished to the Secretary by such shareholder; (e) sign with the President, or a Vice President, certificates for shares of the Corporation, the issuance of which shall have been authorized by resolution of the Board of Directors; (f) have general charge of the stock transfer books of the Corporation; and (g) in general perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the principal executive officer of the Corporation, the bylaws or by the Board of Directors.

            Section 8. The Treasurer. The Board of Directors may appoint a Treasurer who shall: (a) have charge and custody of and be responsible for all funds and securities of the Corporation; (b) receive and give receipts for moneys due and payable to the Corporation from any source whatsoever, and deposit all such moneys in the name of the Corporation in such banks, trust companies or other depositaries as shall be selected in accordance with the provisions of Article V of these bylaws; and (c) in general perform all of the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the principal executive officer of the Corporation, the bylaws or by the Board of Directors. If required by the Board of Directors, the Treasurer shall give a bond for the faithful discharge of his duties in such sum and with such surety or sureties as the Board of Directors shall determine.

            Section 9. Assistant  Secretaries  and  Assistant
Treasurers. The Assistant Secretaries, when authorized by the Board of Directors, may sign with the President or a Vice President, certificates for shares of the Corporation the issuance of which shall have been authorized by a resolution of the Board of Directors. The Assistant Treasurers shall respectively, if required by the Board of Directors, give bonds for the faithful discharge of their duties in such sums and with such sureties as the Board of Directors shall determine. The Assistant Secretaries and Assistant Treasurers, in general, shall perform such duties as shall be assigned to them by the Secretary or the Treasurer, respectively, or by the principal executive officer of the Corporation, the bylaws or by the Board of Directors.

            Section 10. Officers Salaries. The Board of Directors shall fix the salaries of the officers from time to time and no officer shall be prevented from receiving such salary by reason of the fact that he is also a director of the Corporation.


              ARTICLE V. CONTRACTS, LOANS, CHECKS AND DEPOSITS

            Section 1. Contracts. The Board of Directors may authorize any officer or officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.

            Section 2. Loans. No loans shall be contracted on behalf of the Corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board of Directors. Such authority may be general or confined to specific instances. The Board of Directors may encumber and mortgage real estate and pledge, encumber and mortgage stocks, bonds and other securities and other personal property of all types, tangible and intangible, and convey any such property in trust to secure the payment of corporate obligations.

            Section 3. Checks, Drafts, etc. All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the Corporation shall be signed by such officer or officers, agent or agents of the Corporation and in such manner as shall from time to time be determined by resolution of the Board of Directors.

            Section 4. Deposits. All funds of the Corporation not otherwise employed shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositaries as the Board of Directors may select.

           ARTICLE VI. CERTIFICATES FOR SHARES AND THEIR TRANSFER

            Section 1. Certificates for Shares. Certificates representing shares of the Corporation shall be in such form as shall be determined by the Board of Directors. Such certificates shall be signed by the President or a Vice President and by the Secretary or an Assistant Secretary and sealed with the Corporate Seal or a facsimile thereof. The signatures of such officers upon a certificate may be facsimiles if the certificate is manually signed on behalf of a transfer agent or a registrar, other than the Corporation itself or one of its employees. Each certificate for shares shall be consecutively numbered or otherwise identified. The name and address of the person to whom the shares represented thereby are issued, with the number of shares and date of issue, shall be entered on the stock transfer books of the Corporation. All certificates surrendered to the Corporation for transfer shall be canceled and no new certificate shall be issued until the former certificate for a like number of shares shall have been surrendered and canceled, except in case of a lost, destroyed or mutilated certificate a new one may be issued therefor upon such terms and indemnity to the Corporation as the Board of Directors may prescribe.

            Section 2. Transfer of Shares. Transfer of shares of the Corporation shall be made only on the stock transfer books of the Corporation by the holder of record thereof or by his legal representative, who shall furnish proper evidence of authority to transfer, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation, and on surrender for cancellation of the certificate for such shares. The person in whose name shares stand on the books of the Corporation shall be deemed by the Corporation to be the owner thereof for all purposes.

            Section 3. Lost Certificates. Any person claiming a certificate of shares to be lost or destroyed shall make an affidavit or affirmation of that fact, and if requested to do so by the Board of Directors of the Corporation shall advertise such fact in such manner as the Board of Directors may require, and shall give the Corporation a bond of indemnity in such sum as the Board of Directors may direct, but not less than double the value of shares represented by such certificate, in form satisfactory to the Board of Directors and with or without sureties as the Board of Directors may prescribe; whereupon the President and the Secretary may cause to be issued a new certificate of the same tenor and for the same number of shares as the one alleged to have been lost or destroyed, but always subject to the approval of the Board of Directors.

            Section 4. Stock Transfer Books. The stock transfer books of the Corporation shall be kept in the principal office of the Corporation and shares shall be transferred under such regulations as may be prescribed by the Board of Directors.

                          ARTICLE VII. FISCAL YEAR

            The fiscal year of the Corporation may be fixed and may be changed from time to time by resolution of the Board of Directors. Until the Board of Directors has acted to fix such fiscal year, the fiscal year of the Corporation shall begin on the first day of January and end on the thirty-first day of December in each year.


                           ARTICLE VIII. DIVIDENDS

            The Board of Directors may, from time to time, declare and the Corporation may pay dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and its Articles of Incorporation.


                         ARTICLE IX. CORPORATE SEAL

            The Board of Directors shall provide a corporate seal which shall be circular in form and shall have inscribed thereon the name of the Corporation and the state of incorporation and the words "Corporate Seal@.


                         ARTICLE X. WAIVER OF NOTICE

            Whenever any notice is required to be given to any shareholder or director of the Corporation under the provisions of these bylaws or under the provisions of the Articles of Incorporation or by law, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice.


                           ARTICLE XI. AMENDMENTS

            These Bylaws may be altered, amended or repealed at any regular meeting of the Board of Directors or special meeting called for that purpose, by majority vote of those present at any meeting at which a quorum is present.


              ARTICLE XII. VOTING SHARES OF OTHER CORPORATIONS

            Unless otherwise ordered by the Board of Directors, the Chairman of the Board or the President of the Corporation may vote shares in other corporations held by this Corporation.

                                                                 E4
                                                                 Exhibit 99.1

              Certification Pursuant to 18 U.S.C. Section 1350
                             As Adopted Pursuant To
                Section 906 of the Sarbanes-Oxley Act of 2002


      In connection with the Report of Allegheny Bancshares, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William A. Loving, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.ss.1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

      1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

      No purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaim any obligation to update the foregoing certification except as required by law.

                                          /s/ WILLIAM A. LOVING, JR.
                                          --------------------------
                                          William A. Loving, Jr.
                                          Chief Executive Officer

                                          May 12, 2003

                                                                 E5
                                                                 Exhibit 99.2

              Certification Pursuant to 18 U.S.C. Section 1350
                             As Adopted Pursuant To
                Section 906 of the Sarbanes-Oxley Act of 2002


      In connection with the Report of Allegheny Bancshares, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Claudia L. Acord, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

      1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

      No purchaser or seller of securities or any other person shall be entitled to rely upon the foregoing certification for any purpose. The undersigned expressly disclaim any obligation to update the foregoing certification except as required by law.

                                          /s/ CLAUDIA L. ACORD
                                          --------------------
                                          Claudia L. Acord
                                          Chief Financial Officer

                                          May  12, 2003