Form 10QSB
period 2003-06-30
ALLEGHENY BANCSHARES INC
filed 2003-08-13
CIK 1213662

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period Ended June 30, 2003


[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                          Commission File No. 000-50151

                          Allegheny Bancshares, Inc.
      (Exact name of small business issuer as specified in its charter)





      West Virginia                                           22-3888163
------------------------                                ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                              300 North Main Street
                                P. O. Box 487
                        Franklin, West Virginia 26807
         (Address of principal executive offices, including zip code)


                                (304) 358-2311
                                --------------
             (Registrant's Telephone Number, Including Area Code)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past
90 days. Yes X    No
            -----    -----

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      Class                               Outstanding at June 30, 2003
------------------------                  ----------------------------
Common Stock, par value - $1.00                       899,323 shares

                          ALLEGHENY BANCSHARES, INC.

                                      INDEX


PART I.      FINANCIAL INFORMATION                                PAGE

    Item 1. Consolidated Financial Statements                       2

            Consolidated Statements of Income - Six Months ended
            June 30, 2003 and 2002                                  2

            Consolidated Statements of Income - Three Months ended
            June 30, 2003 and 2002                                  3

            Consolidated Balance Sheets  - June 30, 2003 and
            December 31, 2002                                       4

            Consolidated Statements of Changes in Stockholders'
            Equity - Six Months Ended June 30, 2003 and 2002        5

            Consolidated Statements of Cash Flows - Six Months
            Ended June 30, 2003 and 2002                            6

            Notes to Consolidated Financial Statements              7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     9

    Item 3. Controls and Procedures                                14

PART II.    OTHER INFORMATION

    Item 1. Legal Proceedings                                      14

    Item 2. Changes in Securities                                  14

    Item 3. Defaults upon Senior Securities                        14

    Item 4. Submission of Matters to a Vote of Security Holders    15

    Item 5. Other Information                                      15

    Item 6. Exhibits and Reports on Form 8K                        15


            SIGNATURES                                             16

Part I.  Financial Information
Item 1.  Consolidated Financial Statements
                           Allegheny Bancshares, Inc.
                      Consolidated Statements of Income
               (In thousands, except for per share information)
               ------------------------------------------------
                                   (Unaudited)
                                                       Six Months Ended
                                                     June 30,    June 30,
                                                       2003        2002
Interest and Dividend Income:
   Loans and fees                                    $ 3,784      $ 3,465
   Investment securities - taxable                       322          411
   Investment securities - nontaxable                    399          442
   Deposits and federal funds sold                        20           23
                                                      ------       ------

   Total Interest and Dividend Income                  4,525        4,341
                                                      ------       ------

Interest Expense:
   Deposits                                            1,302        1,472
   Borrowings                                             21            1
                                                      ------       ------

   Total Interest Expense                              1,323        1,473
                                                      ------       ------

Net Interest Income                                    3,202        2,868

Provision for loan losses                                 60           60
                                                      ------       ------

Net interest income after provision
   for loan losses                                     3,142        2,808
                                                      ------       ------

Noninterest Income:
   Service charges on deposit accounts                   120           75
   Other income                                           89           83
   Gain on security transactions                           4           43
                                                      ------       ------

   Total Noninterest Income                              213          201
                                                      ------       ------

Noninterest Expense:
   Salaries and benefits                               1,000          926
   Occupancy expenses                                    111           96
   Equipment expenses                                    210          166
   Other expenses                                        572          532
                                                      ------       ------

   Total Noninterest Expenses                          1,893        1,720
                                                      ------       ------

Income before Income Taxes                             1,462        1,289

Income Tax Expense                                       430          372
                                                      ------       ------

   Net Income                                        $ 1,032      $   917
                                                      ======       ======

Earnings Per Share
   Net income                                        $  1.15      $  1.02
                                                      =======      =======

   Weighted Average Shares Outstanding               899,327      900,000
                                                     =======      =======

       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                      Consolidated Statements of Income
               (In thousands, except for per share information)
               ------------------------------------------------
                                   (Unaudited)
                                                      Three Months Ended
                                                     June 30,    June 30,
                                                       2003        2002
Interest and Dividend Income:
   Loans and fees                                    $ 1,930      $ 1,767
   Investment securities - taxable                       162          202
   Investment securities - nontaxable                    197          218
   Deposits and federal funds sold                        14            9
                                                      ------       ------

   Total Interest and Dividend Income                  2,303        2,196
                                                      ------       ------

Interest Expense:
   Deposits                                              643          715
   Borrowings                                             16
                                                      ------       ------

   Total Interest Expense                                659          715
                                                      ------       ------

Net Interest Income                                    1,644        1,481

Provision for loan losses                                 30           30
                                                      ------       ------

Net interest income after provision
   for loan losses                                     1,614        1,451
                                                      ------       ------

Noninterest Income:
   Service charges on deposit accounts                    63           43
   Other income                                           56           46
   Gain on security transactions                           2            8
                                                      ------       ------

   Total Noninterest Income                              121           97
                                                      ------       ------

Noninterest Expense:
   Salaries and benefits                                 506          472
   Occupancy expenses                                     56           47
   Equipment expenses                                    109           79
   Other expenses                                        295          294
                                                      ------       ------

   Total Noninterest Expenses                            966          892
                                                      ------       ------

Income before Income Taxes                               769          656

Income Tax Expense                                       232          189
                                                      ------       ------

   Net Income                                        $   537      $   467
                                                      ======       ======

Earnings Per Share
   Net income                                        $  0.60      $  0.52
                                                      =======      =======

   Weighted Average Shares Outstanding               899,323      900,000
                                                     =======      =======

       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                             June 30, 2003  December 31, 2002
                                               Unaudited         Audited
ASSETS

Cash and due from banks                      $   3,383        $   3,094
Federal funds sold                               4,450              100
Interest bearing deposits in banks                 257              260
Investment securities available for sale        35,256           33,764
Loans receivable, net of allowance
   for loan losses of $1,041 and
   $1,028 respectively                         107,512          103,430
Bank premises and equipment, net                 4,092            3,883
Other assets                                     1,748            1,470
                                              --------         --------

   Total assets                              $ 156,698        $ 146,001
                                              ========         ========

LIABILITIES

Deposits
   Noninterest bearing demand                $  12,342        $  11,828
   Interest bearing
      Demand                                    17,235           16,682
      Savings                                   28,289           26,796
      Time deposits over $100,000               19,213           18,044
      Other time deposits                       50,784           48,632
                                              --------         --------

   Total Deposits                              127,863          121,982

Accrued expenses and other liabilities           1,059              904
Short-term borrowings                            1,672            1,188
Long-term debt                                   2,979
                                              --------         --------

   Total Liabilities                           133,573          124,074
                                              --------         --------

STOCKHOLDERS' EQUITY

Common stock; $1 par value,
   shares outstanding 899,323 and
   900,000, respectively                           900              900
Additional paid in capital                         900              900
Retained earnings                               20,270           19,238
Accumulated other comprehensive income           1,079              889
Treasury stock (at cost, 677 shares in
   2003)                                           (24)
                                              --------         --------

   Total Stockholders' Equity                   23,125           21,927
                                              --------         --------

   Total Liabilities and Stockholders'
      Equity                                 $ 156,698        $ 146,001
                                              ========         ========


       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
          Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)
                                   (Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                     2003         2002

Balance, beginning of period                      $  21,927    $  20,092

Comprehensive Income:

   Net income for period                              1,032          917
   Net change in unrealized gains
      on securities available for sale,
      net of income taxes                               190          324
                                                   --------     --------

   Total Comprehensive Income                         1,222        1,241
                                                   --------     --------

Purchase of treasury stock                              (24)
                                                   --------     --------

Balance, end of period                            $  23,125    $  21,333
                                                   ========     ========


       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                          Six Months Ended
                                                                June 30,
                                                            2003      2002
Cash Flows from Operating Activities:
   Net income                                            $  1,032   $   917
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                60        60
      Depreciation                                            157       133
      Net amortization of securities                           49
      Gain on sale of securities                               (4)      (43)
      Gain on sale of equipment                                (3)
      Net change in:
       Accrued income                                          29        38
       Other assets                                          (307)       80
       Accrued expense and other liabilities                   35      (427)
                                                          -------    ------

   Net Cash Provided by Operating Activities                1,048       758
                                                          -------    ------

Cash Flows from Investing Activities:
   Net change in federal funds sold                        (4,350)      950
   Net decrease (increase) in interest bearing
    deposits in banks                                           3       (10)
   Proceeds from sales, calls and maturities
    of securities available for sale                        5,157     9,505
   Purchase of securities available for sale               (6,383)   (6,909)
   Net increase in loans                                   (4,142)   (9,690)
   Proceeds from sale of bank premises and equipment            3        20
   Purchase of bank premises and equipment                   (367)     (154)
                                                          -------    ------

   Net Cash Used in Investing Activities                  (10,079)   (6,288)
                                                          -------    ------

Cash Flows from Financing Activities:
   Net change in:
    Demand and savings deposits                             2,560     2,280
    Time deposits                                           3,321     2,667
   Proceeds from borrowings                                 3,824     1,137
   Curtailments of borrowings                                (361)     (913)
   Purchase of treasury stock                                 (24)
                                                          -------    ------

   Net Cash Provided by Financing Activities                9,320     5,171
                                                          -------    ------

Cash and Cash Equivalents
   Net increase (decrease) in cash and cash
    equivalents                                               289      (359)
   Cash and Cash Equivalents, beginning of period           3,094     2,343
                                                          -------    ------

   Cash and Cash Equivalents, end of period              $  3,383   $ 1,984
                                                          =======    ======

Supplemental Disclosure of Cash Paid During the Year for:
   Interest                                              $  1,347   $ 1,511
   Income taxes                                               334   $   615

       The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1      ACCOUNTING PRINCIPLES:

      The financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and the results of operations for the periods ended June 30, 2003 and 2002. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2002 annual report to stockholders of Pendleton County Bank.

CONSOLIDATION POLICY

      The consolidated financial statements include Allegheny Bancshares, Inc. (the "Company") and Pendleton County Bank (the "Bank"), a wholly owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated.

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


NOTE 2      INVESTMENT SECURITIES:

      The amortized costs of investment securities and their approximate fair values at June 30, 2003 and December 31, 2002 follows:


                                    June 30, 2003      December 31, 2002

                                  Amortized  Fair    Amortized     Fair
                                    Cost     Value     Cost        Value

 Securities available for sale:

   U.S. Treasury and agency
    obligations                  $  6,270  $  6,757   $ 8,823   $  9,276
   State and municipal             18,878    20,083    19,598     20,495
   Mortgage-backed securities       8,364     8,416     3,910      3,993
                                  -------   -------    ------    -------

    Total                        $ 33,512  $ 35,256   $32,331   $ 33,764
                                  =======   =======    ======    =======

                           ALLEGHENY BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3      LOANS:

      Loans outstanding are summarized as follows:
                                                    June 30,   December 31,
                                                     2003        2002

 Real estate loans                                 $ 50,418     $47,129
 Commercial and industrial loans                     43,766      42,938
 Loans to individuals, primarily
   collateralized by autos                           11,554      11,817
 All other loans                                      2,815       2,574
                                                    -------      ------

   Total Loans                                      108,553     104,458

 Less allowance for loan losses                       1,041       1,028
                                                    -------      ------

   Net Loans Receivable                            $107,512     $103,430
                                                    =======      =======


NOTE 4      ALLOWANCE FOR LOAN LOSSES:

      A summary of transactions in the allowance for loan losses for the six months ended June 30, 2003 and 2002 follows:

                                                     Six Months Ended
                                                         June 30,
                                                     2003         2002
 Balance, beginning of period                      $  1,028     $    960
 Provision charged to operating expenses                 60           60
 Recoveries of loans charged off                         18           69
 Loans charged off                                      (65)         (59)
                                                    -------      -------

 Balance, end of period                            $  1,041     $  1,030
                                                    =======      =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           Forward Looking Statements

      The following discussion contains statements that refer to future expectations, contain projections of the results of operations or of financial condition or state other information that is "forward-looking." "Forward-looking" statements are easily identified by the use of words such as "could," "could anticipate," "estimate," "believe," and similar words that refer to the future outlook. There is always a degree of uncertainty associated with "forward-looking" statements. The Company's management believes that the expectations reflected in such statements are based upon reasonable assumptions and on the facts and circumstances existing at the time of these disclosures. Actual results could differ significantly from those anticipated.

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

Overview

      Net income increased from $917,000 for the six months ended June 30, 2002 to $1,032,000 for the six months ended June 30, 2003 and earnings per share increased from $1.02 to $1.15. The increase in earnings was a result of the increase in net interest income offset somewhat by increased operating expenses.

Net Interest Income

      The Company's taxable equivalent net interest income increased from $3,096,000 for the six months ended June 30, 2002 to $3,403,000 for the six months ended June 30, 2003, due to the combination of net growth of earning assets and decreased cost of funds, offset by lower asset yields. The Company's net yield on earnings assets for 2003 was 4.75% compared to 4.89% for 2002 as the yield on earning assets declined more than the cost of funds. The yield on earning assets declined during the period analyzed due somewhat to the repricing of maturing funds at lower current rates. Table I shows the average balances for assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

Allowance for Loan Losses and Provision for Loan Losses

      The provision for loan losses remained stable at $60,000 for each of the six months ended June 30, 2003 and 2002. The allowance for loan losses ("ALL") was $1,041,000 (.96% of loans) at the end of the first half of 2003 compared with $1,028,000 (.98% of loans) at December 31, 2002. The ALL is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The calculation of the ALL is considered to be a critical accounting policy.

Noninterest Income

      Noninterest income was $213,000 and $201,000 for the six months ended June 30, 2003 and 2002, respectively. Noninterest income (excluding security gains and losses) as a percentage of average assets increased from .23% to .28% (annualized). Service charges increased from $75,000 for the six months ended June 30, 2002 to $120,000 for the six months ended June 30, 2003, as a result of increased service activity.

Noninterest Expenses

      Noninterest expenses were $1,893,000 and $1,720,000 for the six months ended June 30, 2003 and 2002, respectively. Noninterest expenses as a percentage of average assets was 2.52% (annualized) for the six months ended June 30, 2003, down from 2.55% for the same period of 2002. Salaries and benefits increased as a result of normal salary increases. Equipment expenses, including software maintenance contract expense and depreciation expense, increased as a result of a computer system upgrade.

Income Tax Expense

      Income tax expense equaled 29.41% of income before income taxes for the six months ended June 30, 2003 compared with 28.86% for the six months ended June 30, 2002.

Federal Funds Sold

      Federal funds sold were $4,450,000 and $100,000 as of June 30, 2003 and December 31, 2002, respectively. This increase was due primarily to the outpacing of deposit growth over loan and security increases.

Loans

      Total loans increased from $104,458,000 at December 31, 2002 to $108,553,000 at June 30, 2003. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 80% of the loan portfolio is secured by real estate.

Loan Portfolio Risk Factors

      Loans accounted for on a nonaccrual basis were $94,000 at June 30, 2003 (.09% of total loans). Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $1,236,000 (1.14% of total loans). Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

Deposits

      The Company's deposits increased $5,881,000 during the first half of 2003 to $127,863,000 at June 30, 2003. This increase was not attributed to one particular branch, but reflected normal growth throughout the Company. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 15.02% and 14.79% of total deposits at June 30, 2003 and December 31, 2002, respectively.

Short-Term Borrowings

      Short-term borrowings were $1,672,000 and $1,188,000 as of June 30, 2003 and December 31, 2002, respectively. This increase was a result of some customers utilizing Term Repurchase Agreements.

Long-Term Debt

      The increase in long-term debt was due to the signing of a 10-year $1,000,000 fixed rate note with FHLB at 3.77% on March 18, 2003 and a 10-year $2,000,000 fixed rate note with FHLB at 3.15% on June 18, 2003. The purpose of the notes was to fund a long-term, fixed rate loan product to qualifying customers.

Capital

      Capital as a percentage of total assets was 14.76% at June 30, 2003 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

Liquidity and Interest Sensitivity

      At June 30, 2003, the Company had liquid assets of approximately $7.8 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at June 30, 2003. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $9.4 million.

      At June 30, 2003, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 38.33% for the one year repricing period. This rate does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is -.98%. This generally indicates that net interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II shows the Company's interest sensitivity.

                                         TABLE I
Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a Fully Taxable Equivalent Basis)(Dollar amounts in thousands)
------------------------------------------------------------------

                            Six Months Ended           Six Months Ended
                              June 30, 2003              June 30, 2002
                              -------------              -------------
                      Average   Income/            Average   Income/
                      Balance   Expense    Rates   Balance   Expense  Rates

Interest Income
    Loans 1         $106,182  $  3,784      7.13% $ 88,604   $ 3,465    7.82%
    Federal funds
      sold             3,067        18      1.11%    2,444        20    1.64%
    Interest bearing
      deposits           114         2      3.50%      102         2    3.92%
Investments
      Taxable         14,856       322      4.27%   15,559       412    5.29%
      Nontaxable 2    19,152       605      6.32%   19,902       670    6.73%
                      ------   -------  --------    ------    ------   -----

Total earning assets 143,371     4,731      6.60%  126,611     4,569    7.22%
                      -------  -------  --------    -------   ------   -----
Interest Expense
    Demand deposits   16,264        87      1.07%   13,041        75    1.15%
    Savings           27,671       157      1.13%   26,689       221    1.66%
    Time deposits     69,084     1,055      3.05%   61,624     1,176    3.82%
    Short-term
      borrowings       1,222        12      1.96%      156         1    1.28%
    Long-term debt       642        12      3.74%
                      ------   -------  --------    ------    ------   -----

    Total Interest
       Bearing
       Liabilities  $114,883  $  1,323      2.30% $101,510   $ 1,473    2.90%
                      -------  -------    ------   -------   ------   -----

    Net Interest
       Margin 1                  3,408                         3,096
                               =======                         =====

Net yield on interest
   earning assets                           4.75%                       4.89%
                                           =======                      =====

1  Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income

                                    TABLE II
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
June 30, 2003

(In Thousands of Dollars)
                              0-3       4-12       1-5      Over 5     Total
                            Months     Months     Years      Years
Uses of Funds:

Loans:
  Commercial              $ 12,673   $  7,051   $ 16,677   $  9,894   $  46,295
  Consumer                     752        749      9,045      1,008      11,554
  Real estate                7,676      2,471     10,266     30,005      50,418
  Credit card                  286                                          286
Federal funds sold           4,450                                        4,450
Interest bearing deposits      257                                          257
Investment securities        1,262        674     21,523     11,797      35,256
                           -------    -------      ------    -------    -------

Total                       27,356     10,945     57,511     52,704     148,516
                            ------    -------     ------    -------    -------


Sources of Funds:

Deposits:
  Interest bearing demand   17,235                                       17,235
  Savings                   28,289                                       28,289
  Time deposits over
     $100,000                4,980      7,749      6,484                 19,213
  Other time deposits       15,979     19,323     15,141        341      50,784
Short-term borrowings          550      1,122                             1,672
Long-term debt                                                2,979       2,979
                            ------    -------     ------    -------     -------

Total                       67,033     28,194     21,625      3,320     120,172
                            ------    -------     ------    -------    -------

Discrete Gap               (39,677)   (17,249)    35,886     49,384      28,344

Cumulative Gap             (39,677)   (56,926)   (21,040)    28,344
Ratio of Cumulative Gap
  To Total Earning Assets   -26.72%    -38.33%    -14.17%     19.08%


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 2003. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing.

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

      We have established disclosure controls and procedures to ensure that material information related to Allegheny Bancshares, Inc. and its subsidiary is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the Chief Executive Officer and the Chief Financial Officer to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company's operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, within 90 days prior to the filing of this quarterly report. Based on this evaluation, the Company's management, including the Chief Financial Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

      Changes in Internal Controls

      During the period reported upon, there were no significant changes in the Company's internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.


Part II. Other Information


Item 1.  Legal Proceedings -

Not Applicable

Item 2.  Changes in Securities -

Not Applicable

Item 3.  Defaults Upon Senior Securities -

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -

At the Annual Shareholders Meeting held on May 12, 2003, the officers and directors were introduced and the following directors whose terms had expired, Thomas J. Bowman, John E. Glover, and Richard C. Phares were considered for election. The directors above were duly elected for three-year terms commencing 2003 with voting results as follows: 649,136 of 652,134 shares represented voted "for", 2,400 of 652,134 shares represented voted "against". The following board members were retained for their respective terms: Roger Champ, Carole Hartman, John Heavner, Richard Homan, William A. Loving, Jr., William McCoy, Jr., Jerry Moore. S.B. Hoover & Company, LLP was unanimously selected as Independent External Auditors for 2003.

Item 5.  Other Information -

Not Applicable


Item 6.  Exhibits and Reports on 8-K -

a.    Exhibits

    The following Exhibits are filed or incorporated by reference as part of this Form 10-QSB

No.                          Description
----                         ------------

99.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

99.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

99.3 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

   The following exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-QSB filed May 14, 2003.

No.                           Description                         Exhibit Number
---                           -----------

3.1   Articles of Incorporation - Allegheny Bancshares, Inc.             E2

3.2   Bylaws of Allegheny Bancshares, Inc.                               E3


b.       Reports on 8K

         No reports were filed for the quarter ended June 30, 2003.

                                    SIGNATURE



In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant causes this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLEGHENY BANCSHARES, INC.


                                       By: /s/ WILLIAM A. LOVING
                                           ----------------------------------
                                           William A. Loving, Jr.
                                           Executive Vice President and
                                             Chief Executive Officer

                                       By: /s/ CLAUDIA L. ACORD
                                           ----------------------------------
                                           Claudia L Acord
                                           Chief Financial Officer



Date: August 12, 2003