Form 10QSB
period 2003-09-30
ALLEGHENY BANCSHARES INC
filed 2003-11-13
CIK 1213662

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                  For Quarterly Period Ended September 30, 2003


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


                                       (304) 358-2311
                   (Registrant's Telephone Number, Including Area Code)


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

      Class                               Outstanding at September 30, 2003
Common Stock, par value - $1.00                       899,323 shares

                           ALLEGHENY BANCSHARES, INC.

                                      INDEX


PART I.    FINANCIAL INFORMATION                                       PAGE

    Item 1.  Consolidated Financial Statements                           2

             Consolidated Statements of Income - Nine Months ended
             September 30, 2003 and 2002                                 2

             Consolidated Statements of Income - Three Months ended
             September 30, 2003 and 2002                                 3

             Consolidated Balance Sheets  - September 30, 2003 and
             December 31, 2002                                           4

             Consolidated Statements of Changes in Stockholders'
             Equity - Nine Months Ended September 30, 2003 and 2002      5

             Consolidated Statements of Cash Flows - Nine Months
             Ended September 30, 2003 and 2002                           6

             Notes to Consolidated Financial Statements                  7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         9

    Item 3.  Controls and Procedures                                    14

PART II.     OTHER INFORMATION

    Item 1   Legal Proceedings                                          14

    Item 2.  Changes in Securities                                      14

    Item 3.  Defaults upon Senior Securities                            14

    Item 4.  Submission of Matters to a Vote of Security
             Holders                                                    15

    Item 5.  Other Information                                          15

    Item 6.  Exhibits and Reports on Form 8K                            15


             SIGNATURES                                                 16

Part I.  Financial Information
Item 1.  Consolidated Financial Statements

                            Allegheny Bancshares, Inc.
                       Consolidated Statements of Income
              (In thousands, except for per share information)
                                   (Unaudited)
                                                       Nine Months Ended
                                                   September 30,  September 30,
                                                       2003           2002
Interest and Dividend Income:
   Loans and fees                                    $ 5,733      $ 5,283
   Investment securities - taxable                       468          598
   Investment securities - nontaxable                    591          653
   Deposits and federal funds sold                        35           31
                                                      ------       ------

   Total Interest and Dividend Income                  6,827        6,565
                                                      ------       ------

Interest Expense:
   Deposits                                            1,895        2,187
   Borrowings                                             53            3
                                                      ------       ------

   Total Interest Expense                              1,948        2,190
                                                      ------       ------

Net Interest Income                                    4,879        4,375

Provision for loan losses                                 90           90
                                                      ------       ------

Net interest income after provision
   for loan losses                                     4,789        4,285
                                                      ------       ------

Noninterest Income:
   Service charges on deposit accounts                   175          128
   Other income                                          135          129
   Gain on security transactions                           7           43
                                                      ------       ------

   Total Noninterest Income                              317          300
                                                      ------       ------

Noninterest Expense:
   Salaries and benefits                               1,487        1,410
   Occupancy expenses                                    166          149
   Equipment expenses                                    304          257
   Other expenses                                        830          807
                                                      ------       ------

   Total Noninterest Expenses                          2,787        2,623
                                                      ------       ------

Income before Income Taxes                             2,319        1,962

Income Tax Expense                                       678          559
                                                      ------       ------

   Net Income                                        $ 1,641      $ 1,403
                                                      ======       ======

Earnings Per Share
   Net income                                        $  1.82     $   1.56
                                                      =======      =======

   Weighted Average Shares Outstanding               899,325      900,000
                                                     =======      =======

       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                        Consolidated Statements of Income
                (In thousands, except for per share information)
                                 (Unaudited)
                                                      Three Months Ended
                                                   September 30,  September 30,
                                                       2003           2002
Interest and Dividend Income:
   Loans and fees                                    $ 1,949      $ 1,818
   Investment securities - taxable                       146          187
   Investment securities - nontaxable                    192          211
   Deposits and federal funds sold                        15            8
                                                      ------       ------

   Total Interest and Dividend Income                  2,302        2,224
                                                      ------       ------

Interest Expense:
   Deposits                                              593          715
   Borrowings                                             32            2
                                                      ------       ------

   Total Interest Expense                                625          717
                                                      ------       ------

Net Interest Income                                    1,677        1,507

Provision for loan losses                                 30           30
                                                      ------       ------

Net interest income after provision
   for loan losses                                     1,647        1,477
                                                      ------       ------

Noninterest Income:
   Service charges on deposit accounts                    55           53
   Other income                                           46           46
   Gain on security transactions                           3
                                                      ------       ------

   Total Noninterest Income                              104           99
                                                      ------       ------

Noninterest Expense:
   Salaries and benefits                                 487          484
   Occupancy expenses                                     54           53
   Equipment expenses                                     95           91
   Other expenses                                        258          275
                                                      ------       ------

   Total Noninterest Expenses                            894          903
                                                      ------       ------

Income before Income Taxes                               857          673

Income Tax Expense                                       248          187
                                                      ------       ------

   Net Income                                        $   609      $   486
                                                      ======       ======

Earnings Per Share
   Net income                                        $  0.68     $   0.54
                                                      =======      =======

   Weighted Average Shares Outstanding               899,323      900,000
                                                     =======      =======

       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                          September 30, 2003   December 31, 2002
                                               Unaudited           Audited
ASSETS

Cash and due from banks                      $   3,416        $   3,094
Federal funds sold                               6,650              100
Interest bearing deposits in banks                 223              260
Investment securities available for sale        36,240           33,764
Investment securities held to maturity           1,000
Loans receivable, net of allowance for loan
   losses of $1,054 and $1,028 respectively    107,883          103,430
Bank premises and equipment, net                 4,144            3,883
Other assets                                     1,945            1,470
                                              --------         --------

   Total assets                              $ 161,501        $ 146,001
                                              ========         ========

LIABILITIES

Deposits
   Noninterest bearing demand                $  14,668        $  11,828
   Interest bearing
      Demand                                    19,002           16,682
      Savings                                   28,651           26,796
      Time deposits over $100,000               19,661           18,044
      Other time deposits                       50,890           48,632
                                              --------         --------

   Total Deposits                              132,872          121,982

Accrued expenses and other liabilities           1,042              904
Short-term borrowings                            1,367            1,188
Long-term debt                                   2,916
                                              --------         --------

   Total Liabilities                           138,197          124,074
                                              --------         --------

STOCKHOLDERS' EQUITY

Common stock; $1 par value,
   shares outstanding 899,323 and 900,000,
   respectively                                    900              900
Additional paid in capital                         900              900
Retained earnings                               20,879           19,238
Accumulated other comprehensive income             649              889
Treasury stock (at cost, 677 shares in 2003)       (24)
                                              --------         --------

   Total Stockholders' Equity                   23,304           21,927
                                              --------         --------

   Total Liabilities and Stockholders'
     Equity                                  $ 161,501        $ 146,001
                                              ========         ========

              The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
          Consolidated Statements of Changes in Stockholders' Equity
                               (In thousands)
                                (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                     2003         2002

Balance, beginning of period                      $  21,927    $  20,092

Comprehensive Income:

   Net income for period                              1,641        1,403
   Net change in unrealized gains
      on securities available for sale,
      net of income taxes                              (240)         775
                                                   ---------    --------

   Total Comprehensive Income                         1,401        2,178
                                                   --------     --------

Purchase of treasury stock                              (24)
                                                   --------     --------

Balance, end of period                            $  23,304    $  22,270
                                                   ========     ========


       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                            2003      2002
Cash Flows from Operating Activities:
   Net income                                            $  1,641   $  1,403
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                90         90
      Depreciation and amortization                           245        201
      Net amortization of securities                           86          7
      Gain on sale of securities                               (7)       (43)
      Gain on sale of equipment                                (3)
      Net change in:
       Accrued income                                         (36)       (33)
       Other assets                                          (439)        81
       Accrued expense and other liabilities                  292       (467)
                                                          -------    -------

   Net Cash Provided by Operating Activities                1,869      1,239
                                                          -------    -------

Cash Flows from Investing Activities:
   Net change in federal funds sold                        (6,550)     2,250
   Net change in interest bearing deposits in banks            37        (14)
   Proceeds from sales, calls and maturities
    of securities available for sale                        9,629     11,206
   Purchase of securities available for sale              (12,578)    (9,373)
   Purchase of security held to maturity                   (1,000)
   Net increase in loans                                   (4,543)   (15,087)
   Proceeds from sale of bank premises and equipment            3         20
   Purchase of bank premises and equipment                   (506)      (593)
                                                          -------    -------

   Net Cash Used in Investing Activities                  (15,508)    11,591)
                                                          -------    -------

Cash Flows from Financing Activities:
   Net change in:
    Demand and savings deposits                             7,015      6,342
    Time deposits                                           3,875      3,967
   Proceeds from borrowings                                 3,824      3,123
   Curtailments of borrowings                                (729)    (2,474)
   Purchase of treasury stock                                 (24)
                                                          -------    -------

   Net Cash Provided by Financing Activities               13,961     10,958
                                                          -------    -------

Cash and Cash Equivalents
   Net increase in cash and cash equivalents                  322        606
   Cash and Cash Equivalents, beginning of period           3,094      2,343
                                                          -------    -------

   Cash and Cash Equivalents, end of period              $  3,416   $  2,949
                                                          =======    =======

Supplemental Disclosure of Cash Paid During the Year for:
   Interest                                              $  1,994   $  2,252
   Income taxes                                               545   $    830

       The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1      ACCOUNTING PRINCIPLES:

      The financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the periods ended September 30, 2003 and 2002. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2002 annual report to stockholders of Pendleton County Bank.

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


NOTE 2      INVESTMENT SECURITIES:

      The amortized costs of investment securities and their approximate fair values at September 30, 2003 and December 31, 2002 follows:


                                 September 30, 2003    December 31, 2002

                                  Amortized  Fair    Amortized     Fair
                                    Cost     Value     Cost        Value

 Securities available for sale:

   U.S. Treasury and agency
    obligations                  $  7,282  $  7,626   $ 8,823   $  9,276
   State and municipal             18,465    19,248    19,598     20,495
   Mortgage-backed securities       9,454     9,366     3,910      3,993
                                  -------   -------    ------    -------

    Total                        $ 35,201  $ 36,240   $32,331   $ 33,764
                                  =======   =======    ======    =======

 Securities held to maturity:

   U.S. Treasury and agency
      obligations                $  1,000  $  1,004
                                  =======   =======

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3    LOANS:

      Loans outstanding are summarized as follows:
                                                September 30,  December 31,
                                                    2003           2002

 Real estate loans                                 $ 52,047     $47,129
 Commercial and industrial loans                     42,476      42,938
 Loans to individuals, primarily
   collateralized by autos                           11,750      11,817
 All other loans                                      2,664       2,574
                                                    -------      ------

   Total Loans                                      108,937     104,458

 Less allowance for loan losses                       1,054       1,028
                                                    -------      ------

   Net Loans Receivable                            $107,883    $103,430
                                                    =======     =======


NOTE 4      ALLOWANCE FOR LOAN LOSSES:

      A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2003 and 2002 follows:

                                                     Nine Months Ended
                                                       September 30,
                                                     2003         2002
 Balance, beginning of period                      $  1,028     $    960
 Provision charged to operating expenses                 90           90
 Recoveries of loans charged off                         24           88
 Loans charged off                                      (88)         (83)
                                                    -------      -------

 Balance, end of period                            $  1,054     $  1,055
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

Overview

      Net income increased from $1,403,000 for the nine months ended September 30, 2002 to $1,641,000 for the nine months ended September 30, 2003 and earnings per share increased from $1.56 to $1.82 The increase in earnings was a result of the increase in net interest income offset somewhat by increased operating expenses.

Net Interest Income

      The Company's taxable equivalent net interest income increased from $4,711,000 for the nine months ended September 30, 2002 to $5,184,000 for the nine months ended September 30, 2003, due to the combination of net growth of earning assets and decreased cost of funds, offset by lower asset yields. The Company's net yield on earnings assets for 2003 was 4.73% compared to 4.89% for 2002 as the yield on earning assets declined more than the cost of funds. The yield on earning assets declined during the period analyzed due somewhat to the repricing of maturing funds at lower current rates. Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

Allowance for Loan Losses and Provision for Loan Losses

      The provision for loan losses remained stable at $90,000 for each of the nine months ended September 30, 2003 and 2002. The allowance for loan losses ("ALL") was $1,054,000 (.97% of loans) at the end of the third quarter of 2003 compared with $1,028,000 (.98% of loans) at December 31, 2002. The ALL is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The calculation of the ALL is considered to be a critical accounting policy.

Noninterest Income

      Noninterest income was $317,000 and $300,000 for the nine months ended September 30, 2003 and 2002, respectively. Noninterest income (excluding security gains and losses) as a percentage of average assets increased from .24% to .27% (annualized). Service charges increased from $128,000 for the nine months ended September 30, 2002 to $175,000 for the nine months ended September 30, 2003, as a result of increased service activity.

Noninterest Expenses

      Noninterest expenses were $2,787,000 and $2,623,000 for the nine months ended September 30, 2003 and 2002, respectively. Noninterest expenses as a percentage of average assets was 2.43% (annualized) for the nine months ended September 30, 2003, down from 2.51% for the same period of 2002. Salaries and benefits increased as a result of normal salary increases. Equipment expenses, including software maintenance contract expense and depreciation expense, increased as a result of a computer system upgrade.

Income Tax Expense

      Income tax expense equaled 29.24% of income before income taxes for the nine months ended September 30, 2003 compared with 28.49% for the nine months ended September 30, 2002.

Federal Funds Sold

      Federal funds sold were $6,650,000 and $100,000 as of September 30, 2003 and December 31, 2002, respectively. This increase was due primarily to the outpacing of deposit growth over loan and security increases.

Loans

      Total loans increased from $104,458,000 at December 31, 2002 to $108,937,000 at September 30, 2003. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 80% of the loan portfolio is secured by real estate.

Loan Portfolio Risk Factors

      Loans accounted for on a nonaccrual basis were $102,000 at September 30, 2003 (.09% of total loans). Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $1,796,000 (1.65% of total loans). Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

Deposits

      The Company's deposits increased $10,890,000 during the first nine months of 2003 to $132,872,000 at September 30, 2003. This increase was not attributed to one particular branch, but reflected normal growth throughout the Company. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 14.80% and 14.79% of total deposits at September 30, 2003 and December 31, 2002, respectively.

Short-Term Borrowings

      Short-term borrowings were $1,367,000 and $1,188,000 as of September 30, 2003 and December 31, 2002, respectively. This increase was a result of some customers utilizing Term Repurchase Agreements.

Long-Term Debt

      The increase in long-term debt was due to the signing of a 10-year $1,000,000 fixed rate note with FHLB at 3.77% on March 18, 2003 and a 10-year $2,000,000 fixed rate note with FHLB at 3.15% on June 18, 2003. The purpose of the notes was to fund a long-term, fixed rate loan product to qualifying customers.

Capital

      Capital as a percentage of total assets was 14.43% at September 30, 2003 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

Liquidity and Interest Sensitivity

      At September 30, 2003, the Company had liquid assets of approximately $10.1 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at September 30, 2003. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $9.4 million.

      At September 30, 2003, the Company had a negative cumulative Gap Rate Sensitivity Ratio of -39.33% for the one year repricing period. This rate does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is .10%. This generally indicates that net interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II shows the Company's interest sensitivity.

                                TABLE I

Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a Fully Taxable Equivalent Basis)(Dollar amounts in thousands)

                            Nine Months Ended          Nine Months Ended
                           September 30, 2003         September 30, 2002
                      Average   Income/            Average   Income/
                      Balance   Expense    Rates   Balance   Expense  Rates

Interest Income
    Loans 1          $107,176 $  5,733      7.13% $ 91,015  $ 5,283    7.74%
    Federal funds sold  4,214       31       .98%    2,253       28    1.66%
    Interest bearing
       deposits           205        4      2.60%      124        3    3.23%
Investments
      Taxable          15,446      468      4.04%   15,218      598    5.24%
      Nontaxable 2     18,991      895      6.28%   19,787      989    6.67%
                      ------   -------  --------   ------    ------   -----

Total earning assets  146,032    7,131      6.51%  128,397    6,901    7.17%
                      -------  -------  --------   -------   ------   -----
Interest Expense
    Demand deposits    16,543      129      1.04%   13,705      123    1.20%
    Savings            28,047      218      1.04%   26,638      333    1.67%
    Time deposits      69,529    1,548      2.97%   62,203    1,731    3.71%
    Short-term
      borrowings        1,292       18      1.86%      172        3    2.33%
    Long-term debt      1,420       35      3.19%
                      ------   -------  --------   ------    ------   -----

    Total Interest
       Bearing
       Liabilities   $116,831 $  1,948      2.22% $102,718  $ 2,190    2.84%
                      -------  -------  --------   -------   ------   -----

    Net Interest Margin 1        5,183                        4,711
                               =======                        =====

Net yield on interest
   earning assets                           4.73%                      4.89%
                                         =======                      =====

1  Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income

                                    TABLE II
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
September 30, 2003

(In Thousands of Dollars)
                              0-3       4-12       1-5      Over 5     Total
                            Months     Months     Years     Years
Uses of Funds:

Loans:
  Commercial             $ 10,785    $ 7,244   $ 15,890   $  10,944   $ 44,863
  Consumer                    824        746      9,106       1,074     11,750
  Real estate               5,133      3,664     10,893      32,357     52,047
  Credit card                 277                                          277
Federal funds sold          6,650                                        6,650
Interest bearing deposits     223                                          223
Investment securities         411        918     23,658      12,253     37,240
                           -------    -------    ------     -------    --------

Total                      24,303     12,572     59,547      56,628    153,050
                            ------    -------    ------     -------    --------


Sources of Funds:

Deposits:
  Interest bearing demand  19,002                                       19,002
  Savings                  28,651                                       28,651
  Time deposits over
    $100,000                5,368      7,093      7,200                 19,661
  Other time deposits      16,469     19,118     14,958         345     50,890
Short-term borrowings         965        402                             1,367
Long-term debt                                                2,916      2,916
                            ------    -------    ------     -------    --------

Total                      70,455     26,613     22,158       3,261    122,487
                            ------    -------    ------     -------    --------

Discrete Gap              (46,152)   (14,041)    37,389      53,367     30,563

Cumulative Gap            (46,152)   (60,193)   (22,804)     30,563
Ratio of Cumulative Gap
  To Total Earning
  Assets                   -30.15%    -39.33%    -14.90%      19.97%


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at September 30, 2003. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing.

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

Not Applicable

Item 3.  Defaults Upon Senior Securities -

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -

Not Applicable


Item 5.  Other Information -

Not Applicable


Item 6.  Exhibits and Reports on 8-K -

a.    Exhibits

      The following Exhibits are filed as part of this Form 10-QSB

No.                          Description

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

   The following exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-QSB filed May 14, 2003.

No. Description Exhibit Number

3.1   Articles of Incorporation - Allegheny Bancshares, Inc.             E2

3.2   Bylaws of Allegheny Bancshares, Inc.                               E3


b.       Reports on 8K

         No reports were filed for the quarter ended September 30, 2003.

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






Date:  November 10, 2003