Form 10KSB
period 2003-12-31
ALLEGHENY BANCSHARES INC
filed 2004-03-26
CIK 1213662

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  Form 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2003      Commission File No.  000-50151
                                                                  ---------

                           Allegheny Bancshares, Inc.
                         (Name of Issuer in Its Charter)

                West Virginia                               22-3888163
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

            300 North Main Street,                             26807
   P. O. Box 487, Franklin, West Virginia                   (Zip Code)
    (Address of principal executive office)

                    Issuer's telephone number: (304) 358-2311

              Securities registered under Section 12(b) of the Act:
                                      None

              Securities registered under Section 12(g) of the Act:
                         Common Stock - $1.00 Par Value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for its most recent fiscal year were $9,575,314.

     As of February 15, 2004, the aggregate market value of the voting stock held by non-affiliates, based on the last reported sales prices of $37.00 per share was $33,265,664.

     The number of shares outstanding of the registrant's common stock was 899,072 as of February 15, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE:

       A portion of the registrant's proxy statement to be used in connection with the solicitation of proxies for the registrant's 2004 annual meeting of shareholders is incorporated by reference in item 14 at part IV of this annual report on Form 10-10KSB.

                            LOCATION OF EXHIBIT INDEX

        The index of exhibits is contained in Part IV herein on page 44.

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES      NO  X
                                                        ----   ----

                                TABLE OF CONTENTS

                                                                        Page
PART I

       Item 1.      Description of Business                              3

       Item 2.      Description of Property                              7

       Item 3.      Legal Proceedings                                    7

       Item 4.      Submission of Matters to a Vote of Security Holders  7

PART II

       Item 5. Market for Common Equity and Related Shareholder Matters and Small Business Issuer Purchases of
                    Equity Securities                                    7

       Item 6.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                  8

       Item 7.      Financial Statements                                19

       Item 8.      Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures                38

       Item 8A.     Controls and procedures                             38

PART III

       Item 9.      Directors, Executive Officers, Promoters and
                    Control Persons:
                    Compliance with Section 16(a) of the Exchange Act   38

       Item 10.     Executive Compensation                              40

       Item 11.     Security Ownership of Certain Beneficial Owners
                    and Management and Related Shareholder Matters      42

       Item 12.     Certain Relationships and Related Transactions      43

PART IV

       Item 13.     Exhibits and Reports on Form 8-K                    44

       Item 14.     Principal Accountant Fees and Services              44


       SIGNATURES                                                       45

         Certifications

PART I

Item 1.    Description of Business

General

       Allegheny Bancshares, Inc. (hereinafter referred to as the "Company"), incorporated under the laws of West Virginia in 2003, is a multi-bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding stock of its subsidiary bank, Pendleton County Bank. The Bank, headquartered in Franklin, West Virginia, was incorporated under the laws of West Virginia on March 9, 1925 and operates as a state chartered bank. The Bank is engaged in the general commercial banking business offering a full range of banking services focused primarily towards serving individuals, small to medium size businesses, the agricultural industry, and the professional community. The Bank strives to serve the banking needs of its customers while developing personal, hometown relationships.

Location and Market Area

       The Bank's primary trade area includes Pendleton, Grant, Hardy and Pocahontas counties in West Virginia including the towns of Franklin, Marlinton, Moorefield, and Petersburg. The Bank's secondary trade area includes the neighboring counties of each respective office, including counties in West Virginia and Virginia. The Bank's business locations include their main office and operations center located in Franklin, West Virginia, a full service branch in Moorefield opened in July 1999, and a full service branch in Marlinton, West Virginia opened in November 2001. Management will continue to investigate and consider other possible sites that would enable the Bank to profitably serve its market area.

Banking Services

       The Bank accepts deposits, makes consumer and commercial loans, issues drafts, and provides other services customarily offered by a commercial banking institution. The Bank's deposits are insured under the Federal Deposit Insurance Act to the limits provided thereunder.

Loans

       The Bank offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans may include secured and unsecured loans for financing automobiles, mobile homes, home purchases and improvements, education and personal investments.

       Real estate construction loans (residential and commercial) are made for a maximum term of nine months. Long-term real estate loans (residential and commercial) are made with a maximum amortization period of 30 years with both balloon terms and adjustable rate terms (ARMs) of from one to five years. Interest rates vary depending on the length of the balloon or ARM term. All real estate loans are made as investments and no loans are sold in the secondary market.

       The Bank's lending activities are subject to a variety of lending limits imposed by state law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the Bank), in general, the Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of the Bank's capital and surplus in the case of loans which are not fully secured by readily marketable or other permissible types of collateral. The Bank voluntarily may choose to impose a policy limit on loans to a single borrower that is less than the legal lending limit. The Bank may establish relationships with correspondent banks to participate in loans when loan amounts exceed the Bank's legal lending limits or internal lending policies.

Deposits

       The Bank offers a full range of deposit products including checking, money market, and savings accounts, certificates of deposits, and individual retirement accounts. The deposit accounts are insured under the Federal Deposit Insurance Act to the limits provided thereunder.

       Other bank services include safe deposit boxes, issuance of cashier's checks, credit life insurance, traveler's checks, direct deposit of payroll and social security checks and automatic drafts for various accounts. The Bank currently offers credit and debit card services that can be used by bank customers throughout West Virginia and other regions.

Competition

       The Bank's market area is highly competitive and competition in lending activities comes principally from other commercial banks. The primary factors in competing for loans are interest rates and overall lending services. There are branches of nine commercial banks located in its primary market area. Competition for deposits among the banks is intense, and as a result, the Bank monitors its competitive position and makes adjustments in pricing that management deems necessary to attract new depositors and maintain current deposit relationships. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions. The primary factors in competing for deposits are interest rates paid on deposits, convenience of office location and overall financial condition.

SUPERVISION AND REGULATION

The Effect of Governmental Policy on Banking

       The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies. For example, the Board of Governors of the Federal Reserve System (the "FRB") influences the supply of money through its open market operations in U.S. Government securities and adjustments to the discount rates applicable to borrowings by depository institutions and others. Such actions influence the growth of loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in such policies on the business and earnings of the Bank cannot be predicted.

       As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Bank is particularly susceptible to being affected by enactment of federal and state legislation which may have the effect of increasing or decreasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Bank. The Bank is subject to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which substantially revises the bank regulatory framework and deposit insurance funding provisions of the Federal Deposit Insurance Act.

 Bank Regulation and Supervision

       As a West Virginia state-chartered bank, the Bank is regulated, supervised and regularly examined by the West Virginia Division of Banking ("WVDB") and the Federal Deposit Insurance Corporation ("FDIC"). Deposit accounts at the Bank are insured by the Bank Insurance Fund ("BIF"), as administered by the FDIC, to the maximum amount permitted by law.

         The FDIC may terminate a bank's deposit insurance upon finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank's regulatory agency.

Effect of Environmental Regulation

         The Bank's primary exposure to environmental risk is through its lending activities. In cases when management believes environmental risk potentially exists, the Bank mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

         With regard to residential real estate lending, management reviews those loans with inherent environmental risk on an individual basis and makes decisions based on the dollar amount of the loan and the materiality of the specific credit.

         The Bank anticipates no material effect on anticipated capital expenditures, earnings or competitive position as a result of compliance with federal, state or local environmental protection laws or regulations.

International Money Laundering Abatement and
Anti-Terrorist Financing Act of 2001 (USA Patriot Act)

         The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the "Patriot Act") was adopted in response to the September 11, 2001 terrorist attacks. The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts. Among the broad-reaching provisions contained in the Patriot Act are several designed to deter terrorists' ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed. The Patriot Act creates additional requirements for banks, which were already subject to similar regulations. The Patriot Act authorizes the Secretary of the Treasury to require financial institutions to take certain "special measures" when the Secretary suspects that certain transactions or accounts are related to money laundering. These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States or certain types of accounts are of "primary money laundering concern." The special measures may include any or all of the following: (a) require financial institutions to keep records and report on the transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c) require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.

Bank Holding Company

       Beginning on January 1, 2003, the Bank became a wholly owned subsidiary of Allegheny Bancshares, Inc. ("Allegheny"), a bank holding company under the Bank Holding Company Act of 1956. The Bank Holding Company Act of 1956 restricts the activities of Allegheny and the acquisition by Allegheny of voting stock or assets of any bank, savings association or other company. Allegheny is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board and the West Virginia Division of Banking. The Bank is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to Allegheny or its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of Allegheny and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to Allegheny and other subsidiaries. Allegheny is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board and the West Virginia Board of Banking and Financial Institutions. Allegheny and its subsidiary are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by Allegheny or its subsidiary.

         The Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) permits bank holding companies to become financial holding companies. This allows them to affiliate with securities firms and insurance companies and to engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

         The Financial Services Modernization Act defines "financial in nature" to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on Allegheny in particular have yet to be determined because of that Act's relatively recent adoption. Currently, Allegheny has not requested approval as a financial holding company.

Capital Standards

       The FDIC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations. As of December 31, 2003, the Bank's capital significantly exceeds regulatory requirements. A schedule of capital amounts and ratios is included in Note 14 to the financial statements.

Employees

       As of December 31, 2003, the Bank had 44 full-time employees and 48 total employees.


Item 2.  Description of Property

       The main office of the Bank is located at 300 North Main Street, Franklin, West Virginia and is owned by the Bank. The attractive modern facility was originally constructed in 1968 and renovated and expanded in 1989. The construction of the building is cinder block with a brick facing. The 10,640 square foot main floor has six Bank offices, six administrative offices, six lobby teller stations and a customer service area. In addition, there are three drive-through lanes, a walk up window, a night depository and a full service ATM. The 6,160 square foot lower level houses the operations center.

       The branch in Moorefield is located at 402 South Main Street, Moorefield, West Virginia and is owned by the Bank. The 3,625 square foot building has four offices, four teller stations, two drive-through lanes, a night deposit drop and an ATM. The branch was completed in February 2000 and the construction is wood frame with a gray masonry exterior.

         The branch in Marlinton is located at 219 Eighth Street, Marlinton, West Virginia and is leased by the Bank. The 1,920 square foot temporary office has two teller stations, a night deposit drop and customer service/loan platform area. The branch was opened in November 2001.


Item 3.  Legal Proceedings

       Management is not aware of any pending or threatened litigation in which the Bank may be involved as a defendant. In the normal course of business, the Bank periodically must initiate suits against borrowers as a final course of action in collecting past due loans.

Item 4.  Submission of Matters to a Vote of Security Holders

       Allegheny Bancshares has not submitted any matters to the vote of security holders for the quarter ending December 31, 2003.


PART II

Item 5. Market for Common Equity and Related Shareholder Matters and Purchases of Securities

Market Information

       The Company's common stock is currently not traded on any established market; however, the Bank is frequently informed of the sales price at which common shares are exchanged. Other transactions may have occurred which were not reported to the Company. The Company acts as its own transfer agent.

       The amount of dividends payable by the Company depends upon its earnings and capital position, and is limited by the federal and state law, regulations and policy. A West Virginia state bank cannot pay dividends (without the consent of banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years.

       Annual dividends were declared as of December 31, 2003 and 2002 in the amount of 1.00 and .90 per share, respectively.

Stockholders

       As of December 31, 2003, there were 582 holders of common stock.

       The high and low trade prices of the Company's common stock reported to management were as follows:

               Year                  2003                        2002
               ----                  ----                        ----
                              High          Low            High         Low
           1st quarter     $   35.11    $   35.05       $   30.00    $   27.00
           2nd quarter         35.05        32.00           30.00        30.00
           3rd quarter         35.05        35.05           30.00        30.00
           4th quarter         37.00        35.05           35.05        30.00

Purchases of Securities During Last Quarter of 2003

Period            Total No.          Avg. Price             Total No. of                  Maximum No.
                  of Shares           Paid per            Shares (or Units)            (or approximate
                 (or Units)        Share (or Unit)        Purchased as Part            Dollar Value) of
                  Purchased                             of Publicly Announced          Shares (or Units)
                                                          Plans or Programs             That May Yet Be
                                                                                        Purchased Under
                                                                                         the Plans or
                                                                                           Programs
10/1/03 -
   10/31/03             0             $                           N/A                           N/A
11/1/03 -
   11/30/03             0             $                           N/A                           N/A
12/1/03 -
   12/31/03*          240             $      37                   N/A                           N/A

* On December 22, 2003, the Company purchased 240 shares in a private transaction, not pursuant to any repurchase program.


Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

       Many factors could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include:

        >> General economic conditions, either nationally or within the Company's markets, could be less favorable than expected;

        >> Changes in market interest rates could affect interest margins and profitability;

        >> Competitive pressures could be greater than anticipated; and

        >> Legal or accounting changes could affect the Company's results.

Critical Accounting Policies

       Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. Our single most critical accounting policy relates to our allowance for loan losses, which reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional reserves may be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the discussion on "Loan Losses and Allowance for Loan Losses" below.

Overview

       Net income of the Company increased from $1,931,413 for the year ended December 31, 2002 to $2,281,055 for the year ended December 31, 2003 and earnings per share increased from $2.15 to $2.54. The increase in earnings was a result of the increase in net interest income offset somewhat by increased operating expenses.

Net Interest Earnings

       The Company's net interest income increased from $5,944,445 for the year ended December 31, 2002 to $6,629,430 for the year ended December 31, 2003, due to the combination of net growth of earning assets and decreased cost of funds, offset by lower asset yields. The Company's net yield on interest earning assets for 2003 was 4.78% compared to 4.89% for 2002 as the yield on earning assets declined more than the cost of funds. The yield on earning assets declined during the period analyzed due somewhat to the repricing of maturing funds at lower current rates. Table II shows the average balances for assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

Noninterest Income

       Noninterest income was $432,180 and $401,015 for the years ended December 31, 2003 and 2002, respectively. Service charges increased from $186,144 for the year ended December 31, 2002 to $224,703 for the year ended December 31, 2003, principally as a result of an increase in service activity. Other income increased from $169,366 to $200,519 for the years ended December 31, 2002 and 2003, respectively. Noninterest income (excluding security gains and losses) as a percentage of average assets was .28% and .26% for December 31, 2003 and 2002, respectively.

Noninterest Expenses

       Noninterest expenses were $3,707,862 and $3,523,857 for the years ended December 31, 2003 and 2002, respectively. Noninterest expenses as a percentage of average assets was 2.40% for the year ended December 31, 2003, down from 2.56% for the previous year. Salaries and benefits increased as a result of normal salary increases. Equipment expenses, including software maintenance contract expense and depreciation expense, increased as a result of a computer system upgrade.

Income Tax Expense

       Income tax expense equaled 29.5% of income before income taxes for the year ended December 2003 compared with 28.5% for the year ended December 31, 2002.

Loans

       Total loans increased $7,109,043 during 2003 to $111,567,381. This increase was funded not only by deposit growth, but also by borrowings from the Federal Home Loan Bank. A schedule of loans by type is shown in Note 4 to the financial statements. Approximately 80% of the loan portfolio is secured by real estate.

Loan Portfolio Risk Factors

       Loans accounted for on a nonaccrual basis were $9,250 at December 31, 2003 (.01% of total loans). Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $877,462 (.79% of total loans). Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. The Company has a substantial amount of loans in the loan portfolio related to agribusinesses. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

Loan Losses and Allowance for Loan Losses

       The allowance for loan losses is an estimate of the losses in the current loan portfolio. The allowance is based on two principles of accounting: (i) SFAS 5, Accounting for Contingencies which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that loans be identified which have characteristics of impairment, (e.g. the collateral, present value of cash flows or observable market values are less than the loan balance).

     For each period presented, the provision for loan losses charged to operations is based on management's judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors.

     The reserve calculation is done in a three step process. The first step is to identify problem loans above a certain threshold, and estimated losses are calculated based on collateral values and projected cash flows. The second step is to identify loans above a certain threshold which are problem loans due to the borrowers' payment history or deteriorating financial condition. Losses in this category are determined based on historical loss rates adjusted for current economic conditions. The final step is to calculate a loss for the remainder of the portfolio using historical loss information for each type of loan classification. The determination of specific allowances and weights is subjective and actual losses may be greater or less than the amount of the allowance.

      The bank classifies loans into categories and assigns a loss rate as follows to be used later in the calculation: Impaired, Doubtful, Substandard, Special Mention, and Loans Past Due 90+ Days. Within these categories, Real Estate, Consumer, and Commercial Loans are assigned a specific loss rate based on historical losses and management's estimation of future potential loss. The allowance associated with loans classed as impaired is calculated at 100% of the identified impairment.

      Loans identified as problem loans or potential problem loans are committed to a watch list. Loans on the watch list are classified as loss, doubtful, substandard or special mention and are subjected to a more detailed review. This detailed review identifies each applicable loan for specific impairment and a specific allocation for that impaired amount is set aside as the first element in the calculation. Rates assigned each category may vary over time as historical loss rates, loan structure and economic conditions change.

      The remaining portfolio balances are assigned a loss factor based on the historical net loss after recoveries over the last five years. Loss experience per classification varies significantly based on risk and collateral. Installment and commercial loans generally have higher loss volumes than real estate secured loans.

      The allowance for loan losses is computed quarterly and adjusted prior to the issuance of the quarterly financial statements. All loan losses charged to the allowance are approved by the board of directors at their regular meetings. The allowance is reviewed for adequacy after considering historical loss rates, current economic conditions (both locally and nationally) and any known credit problems that have not been considered under the above formula.

       The allowance for loan losses increased from $1,028,046 at December 31, 2002 to $1,051,633 at December 31, 2003. Net charge offs increased from $52,000 in 2002 to $97,000 in 2003. The provision for loan losses did not change for 2003. Based on historical losses, delinquency rates, a thorough review of the loan portfolio and after considering the elements of the preceding paragraph, management is of the opinion that the allowance for loan losses is appropriately stated in order to absorb losses in the current portfolio.

       See Table V for a summary of the activity in the allowance for loan losses.

       The Company has allocated the allowance according to the amount deemed to be reasonably necessary to provide for the losses within each of the categories of loans. The allocation of the allowance as shown in Table V should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

       Table V shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans.

Deposits

       The Company's deposits increased $6,570,743 during 2003 to $128,552,887. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 14.5% of total deposits at December 31, 2003.

Long-Term Debt

       The increase in long-term debt was due to the signing of a 10-year $1,000,000 fixed rate note with FHLB at 3.77% on March 18, 2003, a 10-year $2,000,000 fixed rate note with FHLB at 3.15% on June 18, 2003 and a $1,000,000 fixed rate note with FHLB at 4.28% on October 20, 2003. The purpose of the notes was to fund a long-term, fixed rate loan product to qualifying customers.

Capital

       Capital as a percentage of total assets was 14.61% at December 31, 2003 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory guidelines.

Uncertainties and Trends

       Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

Liquidity and Interest Sensitivity

       At December 31, 2003, the Company had liquid assets of approximately $3.9 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at December 31, 2003. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $9.4 million.

       At December 31, 2003, the Company had a negative cumulative Gap Rate Sensitivity Ratio of -41.29% for the one-year repricing period. This rate does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted gap ratio is -2.00%. This generally indicates that net interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table IV shows the Company's interest sensitivity.

                                                                       Table I

                           Allegheny Bancshares, Inc.
                         Selected Operating Information


                                           Years ended December 31,
                                           2003                2002
                                           ----                ----
                                         (Dollars in Thousands except
                                                 per share data)

RESULTS OF
OPERATION

Interest income                       $        9,143      $        8,853
Interest expense                              (2,513)             (2,909)
                                      --------------      --------------

Net Interest Income                            6,630               5,944

Provisions for loan losses                      (120)               (120)
Noninterest income                               432                 401
Noninterest expenses                          (3,708)             (3,524)
Income taxes                                    (953)               (770)
                                      --------------      -------------

Net Income                            $        2,281      $        1,931
                                       =============       =============


PROFITABILITY RATIOS

Return on Average Assets                        1.48%               1.40%
Return on Average Equity                        9.96%               9.01%

PER COMMON SHARE

Net income                             $        2.54      $         2.15
Cash Dividends declared                         1.00                0.90
Book Value                                     25.63               24.36
Last Reported Market Price                     37.00               35.05
Dividend Payout Ratio                          39.45%               41.94%


AT YEAR END

Assets                                  $    157,757         $   146,001
Deposits                                     128,553             121,982
Loans                                        110,516             103,430
Stockholders' Equity                          23,053              21,928
Equity to Assets Ratio                         14.61%              15.56%


                                                                                                     Table II

                           Allegheny Bancshares, Inc.
                          Net Interest Margin Analysis
                        (On a fully tax equivalent basis)
                          (Dollar amounts in thousands)

                              Year Ended Year Ended
                                       December 31, 2003                             December 31, 2002
                                       -----------------                             -----------------
                              Average       Income/                          Average      Income/
                              Balance       Expense       Rates              Balance      Expense       Rates
                              -------       -------       -----              -------      -------       -----
Interest Income
Loans1                     $    108,006   $   7,670        7.10%         $     93,756   $   7,179        7.66%
Federal funds
   sold                           4,056          40         .99%                1,996          32        1.60%
Interest bearing
   deposits
   in banks                         221           5        2.26%                  103           3        2.91%
Investments
   Taxable                       16,017         646        4.03%               15,071         774        5.14%
   Nontaxable2                   18,902       1,184        6.26%               19,777       1,309        6.62%
                            -----------    --------    --------           -----------    --------    --------

   Total Earning
      Assets               $    147,202   $   9,545        6.48%          $    130,703  $   9,297        7.11%
                            ===========    --------    --------            ===========   --------    --------


Interest Expense
   Demand deposits         $     18,924   $     190        1.00%         $     14,398   $     173        1.20%
   Savings                       26,002         252         .97%               26,739         442        1.65%
   Time deposits                 69,306       1,981        2.86%               63,083       2,287        3.63%
   Other borrowings               3,340          91        2.72%                  351           7        1.99%
                            -----------    --------        ----           -----------    --------    --------

   Total Interest
      Bearing
      Liabilities          $    117,572       2,514        2.14%          $    104,571      2,909        2.78%
                            ===========    --------        ----            ===========   --------    --------

   Net Interest Margin1                   $   7,031                                     $   6,388
                                           ========                                      ========

Net yield on interest
   Earning assets                                         4.78%                                          4.89%
                                                          ====                                          =====


1  Interest on loans includes loan fees.

2 An incremental tax rate of 34% was used to calculate the tax equivalent income.

Average noninterest bearing deposits for 2003 and 2002 were $13,232 and $10,925, respectively.


                                                                                                    Table III
                           Allegheny Bancshares, Inc.
               Effect of Rate-Volume Change on Net Interest Income
                        (On a fully tax equivalent basis)
                                            (In thousands of dollars)
                                     2003 Compared to 2002                         2002 Compared to 2001
                                      Increase (Decrease)                           Increase (Decrease)
                              Volume         Rate         Total              Volume        Rate         Total
Interest Income
Loans                        $    1,092   $    (601)    $    491          $    1,233    $    (826)   $     407
Federal funds sold
                                     33         (25)           8                 (48)         (43)         (91)
Interest bearing
   Deposits in banks                 2           (1)           1                 (17)           1          (16)
Investments
   Taxable                          49         (177)        (128)               (172)        (183)        (355)
   Nontaxable                      (58)         (67)        (125)                120          (94)          26
                              ---------    ---------    ---------           --------     --------     --------

   Total Earning
      Assets                 $   1,118    $    (871)   $     247           $   1,116    $  (1,145)   $     (29)
                              ========     =========    ========            ========     =========    =========

Interest Expense
   Demand deposits           $      54    $     (37)   $      17           $      42    $     (64)   $     (22)
   Savings                         (12)        (178)        (190)                 32         (239)        (207)
   Time deposits                   226         (532)        (306)                285       (1,123)        (838)
Borrowings                          59           25           84                   8           (9)          (1)
                              --------     --------     --------            --------     --------     --------

Total interest
   bearing
   liabilities                     327         (722)        (395)                367       (1,435)       1,068)
                              --------     ---------    ---------           --------     --------        -----

Net Interest
   Earnings                  $     791    $    (149)   $     642           $     749    $     290    $   1,039
                              ========     =========    ========            ========     ========     ========


NOTE: Volume changes have been determined by multiplying the prior years' average rate by the change in balances outstanding. The rate change is the difference between the total change and the volume.

                                                                      TABLE IV

                           Allegheny Bancshares, Inc.
                         Interest Sensitivity Analysis
                           (In thousands of dollars)
                              December 31, 2003

                         0 to 3    4 to 12    1 to 5     Over 5
                         Months     Months     Years      Years      Total
Uses of Funds:

Loans:
   Commercial           $  9,831   $ 7,232   $ 16,071   $ 12,310   $  45,444
   Installment               641     1,032      9,084        926      11,683
   Real estate             6,039     4,004     10,678     33,423      54,144
   Credit card               296                                         296
Interest bearing
   bank deposit              240                                         240
Investment securities                1,923     23,582     11,853      37,358
Federal funds sold           684                                         684
                         -------    ------    -------    -------    --------

   Total                  17,731    14,191     59,415     58,512     149,849


Sources of Funds:

Interest bearing
   demand deposits        18,446                                      18,446
Regular savings           26,632                                      26,632
Certificates of deposit
   $100,000 and over       3,734     8,565      6,390                 18,689
Other certificates of
   deposit                15,893    18,678     15,109                 49,680
Borrowings                   649     1,201      1,508      1,986       5,344
                        --------   -------    -------    -------    --------

   Total                  65,354    28,444     23,007      1,986     118,791
                        ========   =======    =======    =======    ========

Discrete Gap             (47,623)  (14,253)    36,408     56,526      31,058

Cumulative Gap           (47,623)  (61,876)   (25,468)    31,058

Ratio  of Cumulative
   Gap   to Total
   Earning Assets         -31.78%   -41.29%    -16.99%     20.73%     20.73%
                        ========   =======    =======    =======    =======

Rate Risk:

Loans with predetermined
   rates                $  7,806  $ 10,396  $  28,831  $  46,401   $ 93,434

Loans with variable/
   adjusted rates          9,001     1,872      7,002        258     18,133

Table IV reflects the earlier of the maturity or repricing dates for various assets and liabilities. The above does not make any assumptions with respect to loan repayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.

                                                                       TABLE V

                           Allegheny Bancshares, Inc.
                         Loan Loss Allowance Activity -
                         Non Accrual And Past Due Loans

                                               2003         2002
Activity

Beginning balance                           $   1,028     $    960

Provision charged to expense                      120          120

Loan losses:
    Commercial                                     66            5
    Installment                                    72           84
    Real estate                                    11           38
    Credit card                                                 15
                                             --------      -------

    Total Loan Losses                             149          142
                                             --------      -------

Recoveries:
    Commercial                                     28           13
    Installment                                    24           37
    Real estate                                                 39
    Credit card                                                  1
                                             --------      -------

    Total Loan Recoveries                          52           90
                                             --------      -------

    Net Loan Losses                                97           52
                                             --------      -------

    Balance at End of Period                $   1,051     $  1,028
                                             ========      =======

Net loan losses as a percent
    of average loans                             .09%        .06%

Allowance as a percent of
    year end loans                               .94%        .98%

                                           December 31, 2003                           December 31, 2002
                                   --------------------------------           ---------------------------------
                                                         Percent of                                  Percent of
                                            Percent of     Average                     Percent of      Average
                                  Amount     Allowance      Loans            Amount     Allowance       Loans
Analysis of Ending Balance
    Commercial                 $     822       78.21%       35.68%         $     706       68.68%       43.56%
    Installment                      135       12.84%       11.14%               148       14.40%       12.31%
    Real estate                       34        3.24%       52.93%                90        8.75%       43.86%
    Credit card                                              0.25%                                       0.27%
    Unallocated                       60        5.71%                             84        8.17%
                                --------    --------      --------          --------    --------     ---------

    Total                      $   1,051      100.00%      100.00%         $   1,028      100.00%      100.00%
                                ========  ==========   ==========           ========      ======   ==========

                                                                     TABLE VI

                           Allegheny Bancshares, Inc.
                       Deposit Maturities - Over $100,000
                                 (In thousands)



                                                2003         2002
         CD's Over $100,000

Maturity
    Less than 3 months                     $    3,734   $    3,035
    3 to 6 Months                               3,058        3,366
    6 to 12 Months                              5,507        6,644
    Over 12 Months                              6,390        4,999
                                            ---------    ---------

    Total                                  $   18,689   $   18,044
                                            =========    =========

Item 7.    Financial Statements


                          Index to Financial Statements


                                                                        Page

Independent Auditors' Report                                             20

Balance Sheets for the years ended
    December 31, 2003 and 2002                                           21

Statements of Income for the years ended
    December 31, 2003 and 2002                                           22

Statements of Changes in Stockholders' Equity for the years ended
    December 31, 2003 and 2002                                           23

Statements of Cash Flows for the years ended
    December 31, 2003 and 2002                                           24

Notes to Financial Statements                                            25

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
Allegheny Bancshares, Inc.
Franklin, West Virginia


We have audited the accompanying balance sheets of Allegheny Bancshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allegheny Bancshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

                                              S. B. Hoover & Company, L.L.P.


February 18, 2004
Harrisonburg, VA

ALLEGHENY BANCSHARES, INC.

BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                               ASSETS                 2003            2002

Cash and due from banks (Note 2)                $  2,975,449     $  3,093,754
Interest bearing deposits in banks                   240,004          260,642
Federal funds sold (Note 2)                          683,895          100,000
Securities available for sale (Note 3)            36,857,994       33,763,804
Securities held to maturity (Note 3)                 500,000
Loans receivable, net of allowance for loan
   Losses of $1,051,633 in 2003 and $1,028,046
   in 2002 (Note 4)                              110,515,748      103,430,290
Bank premises and equipment, net (Note 5)          4,213,079        3,882,617
Interest receivable                                  947,988          989,065
Other assets                                         823,016          481,160
                                                 -----------      -----------

   Total Assets                                 $157,757,173     $146,001,332
                                                 ===========      ===========

                            LIABILITIES

Deposits
   Noninterest bearing                          $ 15,105,539     $ 11,828,461
   Interest bearing
      Demand deposits                             18,446,427       16,681,559
      Savings deposits                            26,632,309       26,795,716
      Time deposits (Note 6)                      68,368,612       66,676,408
                                                ------------      -----------

   Total Deposits                                128,552,887      121,982,144

Treasury tax and loan deposit note                    52,899          350,000
Securities sold under agreements to
   repurchase (Note 7)                             1,453,887          838,159
Accrued expenses and other liabilities               806,029          903,502
Long-term debt (Note 9)                            3,838,178
                                                 -----------      -----------

   Total Liabilities                             134,703,880      124,073,805
                                                 -----------      -----------

                        STOCKHOLDERS' EQUITY

Common stock - $1 par value, 2,000,000 shares
   Authorized, 899,583 and 900,000 issued in
   2003 and 2002 respectively                        900,000          900,000
Additional paid in capital                           900,000          900,000
Retained earnings (Note 10)                       20,619,466       19,238,234
Accumulated other comprehensive income               648,926          889,293
Treasury stock (at cost, 417 shares in 2003)         (15,099)
                                                 -----------      -----------

   Total Stockholders' Equity                     23,053,293       21,927,527
                                                 -----------      -----------

   Total Liabilities and Stockholders' Equity   $157,757,173     $146,001,332
                                                 ===========      ===========

            The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                   2003             2002
INTEREST AND DIVIDEND INCOME:

   Loans, including fees                        $ 7,670,151     $ 7,179,403
   Federal funds sold                                39,802          32,329
   Interest bearing deposits in banks                 5,330           3,272
   Debt securities - taxable                        646,351         774,419
   Debt securities - nontaxable                     781,500         863,636
                                                 ----------      ----------

   Total Interest and Dividend Income             9,143,134       8,853,059
                                                 ----------      ----------

INTEREST EXPENSE:

   Interest on deposits                           2,422,755       2,902,484
   Interest on other borrowed money                  90,949           6,130
                                                 ----------      ----------

   Total Interest Expense                         2,513,704       2,908,614
                                                 ----------      ----------

NET INTEREST INCOME                               6,629,430       5,944,445

PROVISION FOR LOAN LOSSES (Note 4)                  120,000         120,000
                                                 ----------      ----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                      6,509,430       5,824,445
                                                 ----------      ----------

NONINTEREST INCOME:
   Service charges, fees and commissions            224,703         186,144
   Gain on security transactions                      6,958          45,505
   Other operating income                           200,519         169,366
                                                 ----------      ----------

   Total Noninterest Income                         432,180         401,015
                                                 ----------      ----------

NONINTEREST EXPENSES:
   Salaries and benefits                          1,953,054       1,902,047
   Occupancy expense                                219,276         188,444
   Equipment expense                                433,539         373,265
   Director's fees                                  104,820          97,550
   Other expenses                                   997,173         962,551
                                                 ----------      ----------

   Total Noninterest Expenses                     3,707,862       3,523,857
                                                 ----------      ----------

INCOME BEFORE INCOME TAXES                        3,233,748       2,701,603

INCOME TAX EXPENSE (Note 11)                        952,693         770,190
                                                 ----------      ----------

NET INCOME                                      $ 2,281,055     $ 1,931,413
                                                 ==========      ==========

   Net income per share                         $      2.54     $      2.15
                                                 ==========      ==========

   Cash dividends paid per share                $      1.00     $       .90
                                                 ==========      ==========

   Average Weighted Shares Outstanding              899,570         900,000
                                                 ==========      ==========


        The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                             Accumulated
                                           Additional                                           Other
                                             Common         Paid In         Retained        Comprehensive    Treasury
                                Total         Stock         Capital         Earnings            Income         Stock
Balance, December 31,
   2001                   $   20,091,386    $  900,000    $  900,000    $  18,116,821      $    174,565     $       0

Comprehensive Income
   Net income                  1,931,413                                    1,931,413
   Change in unrealized
      gain on
      available for
      sale securities,
      net of income
      tax effect of
      $456,957                   714,728                                                        714,728
                           -------------
   Total Comprehensive
      Income                   2,646,141
Dividends paid                  (810,000)                                    (810,000)
                           --------------    ---------      ---------    ------------       -----------      --------

Balance, December 31,
   2002                       21,927,527       900,000        900,000      19,238,234           889,293             0


Comprehensive Income
   Net income                  2,281,055                                    2,281,055
   Change in
      unrealized
      gain on available
      for sale securities,
       net of income
      tax effect of
      $(153,677)                (240,367)                                                     (240,367)
                           -------------
   Total Comprehensive
      Income                   2,040,688
Purchase of treasury
   stock                         (15,099)                                                                    (15,099)
Dividends paid                  (899,823)                                    (899,823)
                           -------------     ---------      ---------    ------------       -----------     ---------

Balance, December 31,
   2003                   $   23,053,293     $ 900,000     $  900,000    $ 20,619,466      $    648,926    $ (15,099)
                           =============      ========      =========     ===========       ===========     =========

        The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                       2003            2002
OPERATING ACTIVITIES
   Net income                                      $  2,281,055    $ 1,931,413
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                      120,000        120,000
         Provision for other real estate
            owned losses                                 15,000          5,000
         Depreciation and amortization                  344,792        293,324
         Gain on security transactions                   (6,958)       (45,505)
         Net amortization of securities                  94,901         17,108
         Gain on sale of equipment                       (2,500)
         Net change in:
            Accrued income                               41,077         82,509
            Other assets                               (356,857)       188,005
            Accrued expense and other liabilities        56,204       (441,510)
                                                     ----------     ----------

   Net Cash Provided by Operating Activities          2,586,714      2,150,344
                                                     ----------     ----------

INVESTING ACTIVITIES
   Proceeds from sales, calls and maturities
       of available for sale securities              10,493,798     13,847,536
   Proceeds from call of held to maturity security      500,000
   Proceeds from sale of property                         2,500         19,933
   Purchase of available for sale securities         14,069,974)    10,415,663)
   Purchase of held to maturity securities           (1,000,000)
   Purchase of bank premises and equipment             (675,254)      (773,663)
   Net change in interest bearing deposits
      in banks                                           20,638       (146,955)
   Net change in federal funds sold                    (583,895)     3,150,000
    Net change in loans                              (7,205,458)    20,752,928)
                                                    -----------    -----------

   Net Cash Used in Investing Activities            (12,517,645)   (15,071,740)
                                                    -----------    -----------

FINANCING ACTIVITIES
   Net change in:
       Demand and savings deposits                    4,878,539      6,776,844
       Time deposits                                  1,692,204      6,643,242
       Short-term borrowings                            318,627      1,062,119
   Proceeds from long-term borrowings                 4,000,000
   Curtailments of long-term borrowings                (161,822)
   Purchase of treasury stock                           (15,099)
   Cash dividends paid                                 (899,823)      (810,000)
                                                    -----------     ----------

   Net Cash Provided by Financing Activities          9,812,626     13,672,205
                                                    -----------     ----------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS            (118,305)       750,809

Cash and Cash Equivalents, January 1                  3,093,754      2,342,945
                                                    -----------     ----------

Cash and Cash Equivalents, December 31              $ 2,975,449    $ 3,093,754
                                                     ==========     ==========

Supplemental Disclosure of Cash Paid During the
   Year for:
      Interest                                      $ 2,592,885    $ 2,995,960
      Income taxes                                      638,110        986,000


         The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Allegheny Bancshares ("Company") is a bank holding company and operates under a charter issued by the state of West Virginia. The Company owns all of the outstanding stock of Pendleton County Bank ("Bank"), which operates under a charter issued by the State of West Virginia and provides commercial banking services to customers located primarily in Pendleton County, West Virginia and adjacent counties. As a state chartered bank, the Bank is subject to regulation by the Department of Banking for the State of West Virginia and the Federal Deposit Insurance Corporation.

Management uses estimates and assumptions in preparing financial statements. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenue and expenses.

The accounting and reporting policies of the Company and its subsidiary conform to U.S. generally accepted accounting principles and to accepted practice within the banking industry. A summary of significant accounting policies is as follows:

Consolidation Policy - The consolidated financial statements include Allegheny Bancshares, Inc. and Pendleton County Bank, a wholly owned subsidiary of the Company. All significant intercompany balances and transactions have been eliminated.

Investment Securities - Investment securities which the Company intends to hold for indefinite periods of time, including investment securities used as part of the Company's asset/liability management strategy, are classified as available for sale. These investment securities are carried at fair value. Net unrealized gains and losses, net of deferred income taxes, are excluded from earnings and reported as a separate component of stockholders' equity until realized. Gains and losses on the sale of investment securities are determined using the specific identification method.

Loans Receivable - Loans receivable are intended to be held until maturity and are shown on the balance sheet net of the allowance for loan losses. Interest is computed by methods which generally result in level rates of return on principal. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Past due status is determined based on contractual terms.

The Company grants commercial, real estate and consumer installment loans to its customers. Collateral requirements for loans are determined on a loan-by-loan basis depending upon the purpose of the loan and the financial condition of the borrower.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

In the normal course of business, to meet the credit needs of its customers, the Company has made commitments to extend credit. These commitments represent a credit risk, which is not recognized in the Company's balance sheet. The Company uses the same credit policies in making commitments as it does for other loans. Commitments to extend credit are generally made for a period of one year or less and interest rates are determined when funds are disbursed. Collateral and other security for the loans are determined on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the contract or notional amounts do not necessarily represent future cash requirements. See Note 15 for lending commitments as of December 31, 2003 and 2002.

The accrual of interest on all loans is discontinued when the loan is determined uncollectible. Loans are placed on nonaccrual or charged off if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Cash and Cash Equivalents - Cash and cash equivalents as used in the cash flow statements are defined as those amounts included in the balance sheet caption "Cash and due from banks."

Allowance for Loan Losses - The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Bank Premises and Equipment - Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over the estimated useful lives of the assets on a combination of straight-line and accelerated methods.

Income Taxes - Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Fair Value of Financial Instruments - The carrying value of cash and cash equivalents, accrued interest receivable, demand deposits, savings deposits and short-term borrowings approximates fair value. The fair value of securities is based upon a pricing model which takes into consideration maturity, yields and quality. The remainder of the recorded financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments at year-end.

Fair values for off-balance-sheet lending commitments approximate the contract or notional value taking into account the remaining terms of the agreements and the counterparties' credit standings.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 2          DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Company has cash on deposit and federal funds sold to other commercial banks amounting to $1,484,203 and $1,077,800 as of December 31, 2003 and 2002,
respectively.


NOTE 3          SECURITIES:

The amortized cost and fair values of securities are as follows:

(In Thousands)                     Amortized   Gross Unrealized         Fair
                                     Cost      Gains     Losses        Value
December 31, 2003

      Securities Available-for-Sale

   United States Government
      Mortgage Backed Securities $ 10,897 $ 31 $ 94 $ 10,834 United States Government
      Agency Securities              7,030        304          3         7,331
   Obligations of States and
      Political Subdivisions        17,892        827         26        18,693
                                   -------    -------     ------      --------

                                  $ 35,819   $  1,162    $   123     $  36,858
                                   =======    =======     ======      ========

      Securities Held-to-Maturity

   United States Government
      Agency Securities           $    500   $     13    $           $     513
                                   =======    =======     ======      ========


December 31, 2002

   United States Government
      Mortgage Backed Securities  $  3,910   $     83    $            $  3,993
   United States Government
      Agency Securities              8,823        453                    9,276
   Obligations of States and
      Political Subdivisions        19,598        900          3        20,495
                                   -------    -------     ------       -------

                                  $ 32,331   $  1,436    $     3      $ 33,764
                                   =======    =======     ======       =======

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 3          SECURITIES (CONTINUED):

A maturity schedule of securities as of December 31, 2003 is as follows:

(In Thousands)                                                     Weighted
                                   Amortized        Fair           Average
        Due                          Cost          Value            Yield
   Securities Available-for-Sale
In one year or less                 $ 1,888       $ 1,923           6.28%
After one year through
   five years                        24,030        24,582           5.50%
After five years through
   ten years                          9,333         9,797           6.01%
After ten years                         568           556           5.16%
                                     ------        ------         ------

                                    $35,819       $36,858           5.67%
                                     ======        ======         ======
   Securities Held-to-Maturity
After five years through
   ten years                        $   500       $   513           6.00%
                                     ======        ======         ======

The carrying value of securities pledged by the Company to secure deposits, repurchase agreements and for other purposes amounted to $13,588,000 and $13,527,000 at December 31, 2003 and 2002, respectively. The fair value of these pledged securities approximates the carrying value. Weighted average yields have been computed on a tax equivalent basis using an incremental tax rate of 34%.


NOTE 4          LOANS RECEIVABLE:

Loans receivable outstanding are summarized as follows:

                                                          December 31
                                                       2003         2002
                                                         (In Thousands)

Loans secured by deeds of trust on real estate
   Construction and land development                $   4,720     $    2,816
   Agribusiness                                        15,766         12,672
   1-4 family residential properties                   50,437         41,539
   Non-farm non-residential properties                 17,265         23,662
Loans to finance agricultural production and other
   loans to farmers                                     3,158          2,774
Commercial and industrial loans                         5,457          6,604
Personal installment loans                             11,853         11,817
All other loans                                         2,911          2,574
                                                    ---------     ----------

Subtotal                                              111,567        104,458
Allowance for loan losses                               1,051          1,028
                                                    ---------     ----------

Loans Receivable                                   $  110,516    $   103,430
                                                    =========     ==========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 4    LOANS RECEIVABLE (CONTINUED):

Although the Company has a diversified loan portfolio, a substantial portion of the borrowers' ability to honor their contracts is dependent upon the agribusiness economic sector. Loans for agribusiness include loans directly related to poultry houses which amounted to $8,485,000 at December 31, 2003 and $8,856,000 at December 31, 2002. The majority of these loans are collateralized by a deed of trust on real estate. Farmers Home Administration (FHA) guarantees cover ninety percent of the loan balance on $3,278,000 of these loans at December 31, 2003 and $2,696,000 at December 31, 2002.

A summary of transactions in the allowance for loan losses follows:

                                                      2003           2002
                                                          (In Thousands)

Balance at beginning of year                       $  1,028        $   960
Provision charged to operating expense                  120            120
Loan recoveries                                          52             89
Loan charge-offs                                       (149)          (141)
                                                    -------         ------

Balance at End of Year                             $  1,051        $ 1,028
                                                    =======         ======


NOTE 5          BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are summarized as follows:

                                                         December 31
                                                     2003            2002
                                                        (In Thousands)

Bank premises                                    $  3,622          $ 3,575
Furniture and equipment                             2,795            2,256
                                                  -------           ------

                                                    6,417            5,831

Less accumulated depreciation                       2,204            1,948
                                                  -------           ------

Bank Premises and Equipment                      $  4,213          $ 3,883
                                                  =======           ======

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6    TIME DEPOSITS:

The aggregate amount of time deposits with minimum denominations of $100,000 was approximately $18,689,000 and $18,044,000 in 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of time deposits are as follows:

                                            (In Thousands)

                         2004                 $  46,870
                         2005                    10,699
                         2006                     3,433
                         2007                     3,330
                         2008                     4,036
                                               --------

                         Total                $  68,368
                                               ========


NOTE 7    SECURITES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date, unless classified as a term repurchase agreement. The maturity of the term repurchase agreement would generally mature within six months to one year. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities.


NOTE 8    LINES OF CREDIT:

The Company has lines of credit with the Federal Home Loan Bank (FHLB) and other financial institutions totaling $9,400,000. As of December 31, 2003, the Company had no outstanding debt on these lines. The FHLB Line of Credit is secured by FHLB Stock, as well as investment securities and mortgage loans. These borrowings will carry interest at prevailing rates when funds are borrowed.


NOTE 9    LONG-TERM DEBT:

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh
(FHLB). The interest rates on all of the notes payable as of December 31, 2003 were fixed at the time of the advance and fixed rates range from 3.15% to 4.28%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 3.73% at December 31, 2003. The company has total borrowing capacity from the FHLB of $58,373,000.

Repayments of long term debt are due monthly. Interest expense of $65,540 was incurred on these debts in 2003. The maturities of long term debt as of December 31, 2003 are as follows:
                                                 (In Thousands)

                                2004               $     345
                                2005                     357
                                2006                     370
                                2007                     383
                                2008                     397
                                Thereafter             1,986
                                                    --------

                                Total              $   3,838
                                                    ========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10         DIVIDEND LIMITATIONS:

The principal source of funds of Allegheny Bancshares, Inc. is dividends paid by its subsidiary bank. The Code of West Virginia imposes certain restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 2004, the Bank could pay dividends of up to $2,503,000 without permission of the authorities.


NOTE 11         INCOME TAXES:

The current and deferred components of income tax expense are as follows:

                                                  2003             2002
                                                      (In Thousands)

Current component of income tax expense         $    827        $   702
Net increase resulting from deferred
   income taxes                                      126             68
                                                 -------         ------

Income Tax Expense                              $    953        $   770
                                                 =======         ======

A reconciliation between the provision for income taxes and the amount computed by multiplying income by the statutory federal income tax rates is as follows:

                                                    2003          2002
                                                      (In Thousands)
Income taxes computed at the applicable
   Federal income tax rate                       $  1,100       $   919
Increase (decrease) resulting from:
   Tax exempt municipal income                       (296)         (311)
   Non-deductible interest expense                     34            38
   State tax expense, net of federal tax               97           112
   Other                                               18            12
                                                  -------        ------

Income Tax Expense                               $    953       $   770
                                                  =======        ======

The net deferred tax assets arising from temporary differences as of December 31 are summarized as follows:

                                                  2003           2002
                                                     (In Thousands)
Deferred Tax Asset:
-------------------
   Provision for loan losses                     $    270       $   310
   Other                                                              3
                                                  -------       -------

   Total Assets                                       270           313
                                                  -------       -------

Deferred Tax Liabilities:
-------------------------
   Unrealized gain on securities
      available for sale                              390           544
   Depreciation                                       204            89
   Other                                              (11)           22
                                                  -------        ------

   Total Liabilities                                  583           655
                                                  -------        ------

   Net Deferred Tax Liability                    $   (313)      $  (342)
                                                  =======        ======

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12   RELATED PARTY TRANSACTIONS:

During the year, officers, directors, principal stockholders and their affiliates (related parties) were customers of and had transactions with the Company in the ordinary course of business. In management's opinion, these transactions were made on substantially the same terms as those prevailing for other customers for comparable transactions and did not involve more than normal risks. Loan activity to related parties is as follows:

                                                   2003             2002
                                                       (In Thousands)

Beginning of year                                $ 1,517           $ 1,307
Additional borrowings                                641             1,549
Curtailments                                        (909)           (1,339)
                                                  ------           -------

End of Year                                      $ 1,249          $  1,517
                                                  ======           =======


NOTE 13   REORGANIZATION:

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


NOTE 14   REGULATORY MATTERS:

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).

As of June 30, 2002, the most recent notification from institution's primary regulator categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14          REGULATORY MATTERS (CONTINUED):

The Company's actual capital amounts and ratios are presented below.

                                                  For Capital        To Be Well
                                  Actual       Adequacy Purposes    Capitalized
(In Thousands)                Amount   Ratio    Amount   Ratio   Amount    Ratio
                              ------   -----    ------   -----   ------    ----

As of December 31, 2003:
  Total Capital (to Risk
    Weighted Assets)        $ 23,383   22.3%   $ 8,389   > 8%   $ 10,486   > 10%
                                                         -                 -
  Tier I Capital (to Risk
    Weighted Assets)          22,332   21.3%     4,195   > 4%      6,291   >  6%
                                                         -                 -
  Tier I Capital (to
    Average Assets)           22,332   14.0%     6,370   > 4%      7,963   >  5%
                                                         -                 -

As of December 31, 2002:
  Total Capital (to Risk
    Weighted Assets)        $ 22,066   21.7%   $ 8,121   > 8%   $ 10,151   > 10%
                                                         -                 -
  Tier I Capital (to Risk
    Weighted Assets)          21,038   20.7%     4,061   > 4%      6,092   > 6%
                                                         -                 -
  Tier I Capital (to
    Average Assets)           21,038   14.6%     5,783   > 4%      7,228   > 5%
                                                         -                 -


NOTE 15         DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

Fair value and the carrying value of recorded financial instruments are as follows:

                                        December 31, 2003      December 31, 2002
                                       Fair       Carrying     Fair     Carrying
                                       Value       Value      Value      Value
                                        (In Thousands)          (In Thousands)

Cash and due from banks              $ 3,215     $  3,215    $ 3,355    $ 3,355
Federal funds sold                       684          684        100        100
Securities available for sale         36,858       36,858     33,764     33,764
Securities held to maturity              513          500
Loans less unearned interest         112,293      111,567    104,405    104,458
Accrued interest receivable              948          948        989        989
Demand deposits                       33,552       33,552     28,510     28,510
Savings deposits                      26,632       26,632     26,796     26,796
Time deposits                         68,914       68,369     67,109     66,767
Short-term borrowings                  1,496        1,507      1,188      1,188
Accrued interest payable                 194          194        273        273
Long-term debt                         3,817        3,838

The contract or notional amount of financial instruments with off-balance sheet risk is as follows:
                                                        December 31
                                                    2003         2002
                                                      (In Thousands)

Letters of Credit                                 $  1,330    $  1,271
Lines of Credit (commercial and personal)            8,048       6,997
Loan commitments (commercial and personal)           1,027         657
Credit card unused credit limits                     1,213       1,153

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 16       PARENT CORPORATION ONLY FINANCIAL STATEMENTS:


                                   BALANCE SHEET

              Assets                                     December 31,
                                                             2003

                 Cash                                     $    81,100
                 Investment in subsidiary                  22,980,652
                 Other assets                                  11,114
                                                           ----------

                 Total Assets                             $23,072,866
                                                           ==========


              Liabilities

                 Due to subsidiary                        $    19,573
                                                           ----------

                 Total Liabilities                             19,573
                                                           ----------

              Stockholders' Equity

                 Common stock, par value $1 per share
                    2,000,000 shares authorized, 899,583
                    shares issued in 2003                 $   900,000
                 Additional paid in capital                   900,000
                 Retained earnings                         20,619,466
                 Accumulated other comprehensive income       648,926
                                                           ----------

                                                           23,068,392
                 Less treasury stock (at cost, 417 shares
                    in 2003)                                  (15,099)
                                                           ----------

                 Total Stockholders' Equity                23,053,293
                                                           ----------

                 Total Liabilities and Stockholders'
                    Equity                                $23,072,866
                                                           ==========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 16       PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                               STATEMENT OF INCOME

                                                               December 31,
                                                                    2003
              Income

                 Dividends from subsidiary                     $   996,865
                                                                ----------

                 Total                                             996,865
                                                                ----------

              Expenses

                 Professional fees                                   4,588
                 Amortization                                        2,778
                 Other expenses                                      1,936
                                                                ----------

                 Total                                               9,302
                                                                ----------


              Income before undistributed income
                 of subsidiary                                     987,563

              Undistributed income of
                 subsidiary                                      1,293,492
                                                                ----------

                 Net Income                                    $ 2,281,055
                                                                ==========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 16       PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                                               Accumulated
                                               Additional                                        Other
                                                 Common          Paid In       Retained       Comprehensive   Treasury
                                Total             Stock          Capital       Earnings           Income       Stock

Balance, December 31,
   2002                     $         0         $        0      $       0    $          0     $          0   $        0

Exchange of Allegheny
   Bancshares common
   stock for Pendleton
   County Bank
   Stock                     21,927,527            900,000         900,000     19,238,234          889,293

Comprehensive Income
   Net income                 2,281,055                                         2,281,055
   Change in unrealized
      gain on
      available for sale
      securities, net of
      income tax effect of
      $(153,677)               (240,367)                                                          (240,367)
                             ----------

   Total Comprehensive
      Income                  2,040,688

Purchase of treasury
   stock                        (15,099)                                                                         (15,099)

Dividends paid                 (899,823)                                         (899,823)
                            -----------           ---------     ----------     ----------       -----------    ----------

Balance, December 31,
   2003                     $23,053,293          $  900,000     $  900,000    $20,619,466      $    648,926   $  (15,099)
                             ==========          ==========      =========     ==========       ===========    ==========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 16   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):




                             STATEMENT OF CASH FLOWS

                                                                December 31,
                                                                    2003

              Cash Flows from Operating Activities:
                 Net income                                     $ 2,281,055
                 Adjustments
                    Undistributed subsidiary income              (1,293,492)
                    Increase in other liabilities                    19,573
                    Increase in other assets                        (11,114)
                                                                 -----------

                 Net Cash Provided by Operating
                    Activities                                      996,022
                                                                 ----------

                 Cash Flows from Financing Activities:
                 Purchase of treasury stock                         (15,099)
                 Dividends paid                                    (899,823)
                                                                 -----------

                 Net Cash Used in Financing Activities             (914,922)
                                                                 -----------

              Net Increase in Cash                                   81,100

              Cash, Beginning of Year                                     0
                                                                 ----------

              Cash, End of Year                                 $    81,100
                                                                 ==========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                None

Item 8A.   Controls and Procedures

       As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as Allegheny Bancshares, Inc. that file periodic reports under the Securities Exchange Act of 1934 (the "Act") are now required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. Under rules adopted by the Securities and Exchange Commission effective August 29, 2002, these disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

       We have established our disclosure controls and procedures to ensure that material information related to Allegheny Bancshares, Inc. is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the Chief Executive Officer and the Chief Financial Officer to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company's operations. As required, we have evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Allegheny Bancshares, Inc.'s management, including the Chief Financial Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Changes in Internal Controls

       During the period reported upon, there were no significant changes in Allegheny Bancshares, Inc.'s internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons:
          Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth information with respect to the directors and executive officers of the Company:

                                      Principal
                                     Position With    Term   Occupation During
    Directors               Age      the Company     Expires the Past Five Years

Thomas J. Bowman            79   Director Since 1969  2006    Owner of Earnest
P. O. Box 905                                                 Bowman & Brother
Franklin, WV 26807-0905                                       and Self-Employed
                                                              Farmer

Roger D. Champ              58   Director Since 1994  2005    Self-Employed
P. O. Box 395                                                 Contractor
Moorefield, WV 26836-0395

Item 9.   Directors, Executive Officers, Promoters and Control Persons:
          Compliance with Section 16(a) of the Exchange Act (Continued)

                                      Principal
                                    Position With      Term  Occupation During
       Directors            Age      the Company     Expires the Past Five Years

John E. Glover              61   Director Since 1999   2006  Self-Employed
P. O. Box 668                                                Dentist
Petersburg, WV 26847-0668

Carole H. Hartman           57   Director Since 1990   2005  Owner of
P. O. Box 864                    Secretary of the            Pendleton
Franklin, WV 26807-0864          Board                       County Insurance
                                                             Agency, Self-
                                                             Employed Farmer

John D. Heavner             67   Director Since 1972   2005  Self-Employed
HC 60, Box 4                                                 Farmer
Upper Tract, WV 26866-9518

Richard W. Homan            81   Director Since 1952   2004  Banker
P. O. Box 550                    and President of the
Franklin, WV 26807-0550          Bank and CEO prior
                                 to October 16, 2000

William McCoy, Jr.          82   Director Since 1954   2004  Owner of Pendleton
P. O. Box 886                    and Chairman of the         Times Newspaper,
Franklin, WV 26807-0886          Board                       Attorney

Jerry D. Moore              51   Director Since 1987   2004  Self-Employed
P. O. Box 8                                                  Attorney
Franklin, WV 26807-0008

Richard C. Phares           75   Director Since 1969   2006  Owner of R.C.
P. O. Box 1092                                               Phares Store,
Onego, WV 26886-1092                                         Self-Employed
                                                             Farmer

William A. Loving, Jr.      48   Executive Vice-       2005  1993-2000
P.O. Box 238                     President and CEO           Regional
Franklin, WV 26807-0238          of the Bank since           Vice-President
                                 October 16, 2000;           with One Valley
                                 Director since              Bank in
                                 January 29, 2002            Beckley, WV

Dolan Irvine                56   Director Since              Assessor, Appraiser
HC 82 Box 151                    October 30, 2003            Pocahontas County
Marlinton, WV  24954                                         Self-Employed
                                                             Farmer

Claudia L. Acord            34   Chief Financial Officer     Accountant
P.O. Box 406
Franklin, WV  26807

Committees of Board of Directors

       Board Committees. The Board of Directors has not established formal nominating or compensation committees as the entire board serves in these capacities. The Company has an audit committee as discussed below.

       Audit Committee. The audit committee was formed in January 2002, and is composed of Dr. John Glover, Roger Champ and Thomas J. Bowman. The audit committee oversees the Company's financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the committee reviewed the audited financial statements in the annual report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity and disclosures in the financial statements. The audit committee is governed by a written charter approved by the board of directors in January 2002.

Compensation of Directors

       Directors of the Company receive a fee of $250 for each meeting of the Board of Directors they attend.

Code of Ethics

         We have adopted a Code of Ethics that applies to principal officers and financial professionals of both Allegheny and the Bank, including the Chief Executive Officer and Chief Financial Officer. The Code of Ethics has been filed as Exhibit 14 to this Form 10-KSB. If we make any substantive amendments to this Code of Ethics or grant any waivers, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.


Item 10.  Executive Compensation

Summary of Compensation

       The table below reflects information concerning the annual compensation for services in all capacities to the corporation for the fiscal years ended December 31, 2003, 2002 and 2001, for the Chief Executive Officer and any executive officer whose annual salary and bonus exceeded $100,000.

                           Summary Compensation Table

                                            Annual Compensation (1)
                                                               Other Annual
Name and Principal Position  Year      Salary         Bonus    Compensation

William A. Loving, Jr.,
    Executive Vice           2003    $ 125,000     $ 14,900(2)   $      0
  President and Chief        2002    $ 122,134     $ 10,585(3)   $      0
       Executive Officer     2001    $ 116,374       11,631      $      0

(1) Does not include perquisites and other personal benefits, the amount of which are not shown because the aggregate amount of such compensation during the years presented did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer.

(2)    Paid in 2004.

(3)    Paid in 2003.


       The Company does not maintain any form of stock option, stock appreciation rights, or other long-term compensation plans.

Employment and Change in Control Agreements

       The Bank entered into a three-year employment agreement with William A. Loving, Jr. effective September 30, 2003, in which Mr. Loving agreed to serve as the Bank's Chief Executive Officer. This agreement is automatically renewable for additional three-year terms, unless terminated earlier or unless one of the parties elects not to renew the agreement at least 90 days prior to the end of the term. Under the employment agreement, the Bank may terminate Mr. Loving's employment prior to the expiration of the term of employment with or without cause; provided, however, in the event the Bank terminates his employment without cause (as defined in the employment agreement), he will be entitled to severance equal to the sum of his base annual compensation for the greater of
(i) the remainder of the term of the employment agreement (had it not been terminated) or (ii) twelve months. Under the employment agreement, Mr. Loving is entitled to annual compensation of $125,000, which may be adjusted upward by the board of directors of the bank, plus any bonus resulting from any subsequently adopted bonus plan. The employment agreement also contains a provision regarding non-competition, which effectively restricts Mr. Loving's ability to work in a similar capacity within the Counties of Pendleton, Grant and Hardy, West Virginia, for a period of two years following termination of employment with the Bank.

       At the same time as the execution of the employment agreement by the Bank and Mr. Loving, the parties also entered into an executive severance agreement effective for a period ending on December 31, 2003 (but subject to annual renewals thereafter unless either party objects). This agreement provides that upon a change in control (as defined in the agreement) and for a period of two years thereafter, if Mr. Loving's employment is terminated involuntarily by the Bank (or its successor) without cause, Mr. Loving shall be entitled to a severance payment in the amount equal to 2 1/2 times his annual base salary (in effect at termination of employment or change in control, whichever is greater), plus benefits. In addition, the Bank, or its successor, shall be obligated to provide Mr. Loving health insurance coverage comparable to that received immediately prior to termination of employment.

401(k) Plan

       The Bank maintains a 401(k) profit sharing plan that generally covers all employees who have completed one year of service. Contributions to the plan are based on a percentage of each employee's salary plus matching contributions. The payment of benefits to participants is made at death, disability, termination or retirement. Contributions to the plan for all employees charged to operations during 2003 amounted to $73,122.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

       The following table sets forth information as of February 13, 2004, relating to the beneficial ownership of the common stock by (a) each person or group known by the Company to own beneficially more than 5% of the outstanding common stock; (b) each of the Company's directors; and (c) all directors and executive officers of the Company as a group. Ownership includes direct and indirect (beneficial) ownership as defined by SEC rules. Share totals include 500 directors' qualifying shares, which the Company's bylaws require each director to own.

     Name                    Amount and Nature of              Percent
  and Address              Beneficial Ownership (1)(2)         of Class

T. J. Bowman                   1,636 Direct                       1.46%
                              11,555 Indirect

Roger Champ                    3,938 Direct                         *
                                 480 Indirect

John E. Glover                 5,555 Direct                       1.46%
                               7,673 Indirect

Carole H. Hartman              2,525 Direct                         *
                                 540 Indirect

John D. Heavner                2,400 Direct                         *
                               1,200 Indirect

Richard Homan                    611 Direct                       7.73%
P. O. Box 550                 69,900 Indirect (3)
Franklin, WV 26807-0550

William McCoy, Jr.            16,308 Direct                       3.15%
                              12,000 Indirect

Jerry Moore                    9,858 Direct                       1.43%
                                 300 Indirect

Richard C. Phares             17,625 Direct                       1.96%

William A. Loving, Jr.           599 Direct                         *
                                 130 Indirect

Dolan Irvine                     536 Direct                         *

All Directors and Executive
Officers As a Group              165,369                         17.17%

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters (Continued)


(1) For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within 60 days. Shares of common stock which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by such person or group but not deemed outstanding for the purpose of computing the percentage of common stock owned by any other person or group.

(2)    Includes qualifying shares of 500 as required by the Company's bylaws.

(3) Consists of 33,400 held in the Richard Homan Trust and the Jean Ann Homan Trust of which Mr. Homan is Trustee. Also includes 36,500 shares owned by Captaur Limited Liability Company in which Mr. Homan owns a 50% interest and serves as Member/Manager.

(*)    Less than 1%.

Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the registered class of the Company's equity securities, to make stock ownership and transaction filings with the FDIC and to provide copies to the Company. Based solely on a review of the reports furnished to the Company and written statements that no other reports were required, all Section 16(a) filing requirements applicable to its officers and directors were met. The Company is required to report late filings.


Item 12.  Certain Relationships and Related Transactions

       The Company has had and intends to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of the Company and their associates. Total loans outstanding from the Company at December 31, 2003 to the Company's officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more were $1,248,591 or approximately 5.4% of the Company's total equity capital. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

       During part of 2003, Directors Bowman, Champ, Glover, Hartman, Loving, and Phares provided evaluation services to the Bank in connection with evaluations of collateral for secured loans. The Bank paid a standard rate for these services; therefore, amounts paid to these directors are as favorable to the Bank as they would be with third parties not otherwise affiliated with the Bank. However, the bank has discontinued this practice. Instead, valuations of collateral are reviewed by a committee of the board of directors.

       Director Moore provides legal services for the Bank. Based on information provided by him, payments made by the Bank to him for legal services were less than five percent of his gross revenue.

       The Company purchases property insurance coverage from Pendleton County Insurance Company of which Director Hartman is an owner. The terms of and premiums for this insurance are as favorable to the Company as they would have been with third parties not otherwise affiliated with the Company.

PART IV

Item 13.  Exhibits and Reports on Form 8-K

a.       Exhibits

         The following Exhibits are attached.

No.                             Description

3.3            By-Laws of Allegheny Bancshares, Inc.

10.1           Employment Agreement with William A. Loving, Jr.

10.2           Executive Severance Agreement with William A. Loving, Jr.

14             Code of Ethics

21             List of Subsidiaries of the Registrant

31.1           Certification of CEO pursuant to Rule 13a-14(a)

31.2           Certification of CFO pursuant to Rule 13a-14(a)

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).



      The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 30, 2003.

No.               Description                                   Exhibit Number

3.1            Articles of Incorporation - Allegheny Bancshares, Inc.  E2

4.1            Specimen Common Stock Certificate of Allegheny
               Bancshares, Inc.                                        E5


b.       Reports on 8K

               No reports were filed for the quarter ended December 31, 2003.


Item 14.  Principal Accountant Fees and Services

      The information regarding principal accountant fees and services under the caption Ratification of Auditors contained in the 2003 Proxy Statement is incorporated herein by reference.

                                    SIGNATURE


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant causes this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ALLEGHENY BANCSHARES, INC.


                           By:   /S/ WILLIAM A. LOVING, JR.
                                 ------------------------------------
                                 William A. Loving, Jr.
                                 Executive Vice-President and
                                 Chief Executive Officer

                                 Date:  MARCH 25, 2004
                                 ------------------------------------


                            By:   /S/ CLAUDIA L. ACORD
                                  -----------------------------------
                                  Claudia L. Acord
                                  Chief Financial Officer

                                  Date:  MARCH 25, 2004
                                  -----------------------------------

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

     Signature                     Title                        Date

/s/ THOMAS J. BOWMAN                                         MARCH 25, 2004
-----------------------                                      ---------------
Thomas J. Bowman                 Director

/s/ ROGER D. CHAMP                                           MARCH 25, 2004
-----------------------                                      ---------------
Roger D. Champ                   Director

/s/ JOHN E. GLOVER                                           MARCH 25, 2004
-----------------------                                      ---------------
John E. Glover                   Director

/s/ CAROLE H. HARTMAN                                        MARCH 25, 2004
-----------------------          Director                    ---------------
Carole H. Hartman               Secretary

/s/ JOHN D. HEAVNER                                          MARCH 25, 2004
-----------------------                                      ---------------
John D. Heavner                 Director

/s/ RICHARD W. HOMAN                                         MARCH 25, 2004
-----------------------                                      ---------------
Richard W. Homan                Director
                           Chairman of the Board

-----------------------                                      ---------------
William McCoy, Jr.              Director

/s/ JERRY D. MOORE                                           MARCH 25, 2004
-----------------------                                      ---------------
Jerry D. Moore                  Director

/s/ RICHARD C. PHARES                                        MARCH 25, 2004
-----------------------                                      ---------------
Richard C. Phares               Director

/s/ WILLIAM A. LOVING, JR.                                   MARCH 25, 2004
-----------------------                                      ---------------
William A. Loving, Jr.          Director

/s/ DOLAN IRVINE                                             MARCH 25, 2004
-----------------------                                      ---------------
Dolan Irvine                    Director