Form 10-Q
period 2004-03-31
ALLEGHENY BANCSHARES INC
filed 2004-05-07
CIK 1213662

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2004


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                          Commission File No. 000-50151

                           Allegheny Bancshares, Inc.
             (Exact name of registrant as specified in its charter)




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


                                   (304) 358-2311
                (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes      No  X
                                         -----   ----


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                         Common Stock, par value - $1.00
                  898,069 shares outstanding as of May 1, 2004

                           ALLEGHENY BANCSHARES, INC.

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                  PAGE

   Item 1. Financial Statements                                     2

           Unaudited Consolidated Statements of Income - Three
           Months ended March 31, 2004 and 2003                     2

           Consolidated Balance Sheets - March 31, 2004 (Unaudited)
           and December 31, 2003 (Audited)                          3

           Unaudited Consolidated Statements of Changes in
           Stockholders' Equity - Three Months Ended March 31,
           2004 and 2003                                            4

           Unaudited Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2004 and 2003               5

           Notes to Consolidated Financial Statements               6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      8

   Item 3. Quantitative and Qualitative Disclosures about
           Market Risk                                             13

   Item 4. Controls and Procedures                                 13

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                       13

   Item 2. Changes in Securities                                   13

   Item 3. Defaults upon Senior Securities                         13

   Item 4. Submission of Matters to a Vote of Security Holders     14

   Item 5. Other Information                                       14

   Item 6. Exhibits and Reports on Form 8K                         14


           SIGNATURES                                              15

Part I.  Financial Information
Item 1.  Consolidated Financial Statements
                           Allegheny Bancshares, Inc.
                        Consolidated Statements of Income
                      (In thousands, except for per share information)
                                   (Unaudited)
                                                      Three Months Ended
                                                     March 31,   March 31,
                                                       2004        2003
Interest and Dividend Income:
   Loans and fees                                    $ 1,922      $ 1,854
   Investment securities - taxable                       172          160
   Investment securities - nontaxable                    184          203
   Deposits and federal funds sold                         3            5
                                                      ------       ------

   Total Interest and Dividend Income                  2,281        2,222
                                                      ------       ------

Interest Expense:
   Deposits                                              482          659
   Borrowings                                             42            5
                                                      ------       ------

   Total Interest Expense                                524          664
                                                      ------       ------

Net Interest Income                                    1,757        1,558

Provision for loan losses                                 45           30
                                                      ------       ------

Net interest income after provision
   for loan losses                                     1,712        1,528
                                                      ------       ------

Noninterest Income:
   Service charges on deposit accounts                    48           57
   Other income                                           50           33
   Gain on security transactions                          10            2
                                                      ------       ------

   Total Noninterest Income                              108           92
                                                      ------       ------

Noninterest Expense:
   Salaries and benefits                                 546          494
   Occupancy expenses                                     61           55
   Equipment expenses                                    116          102
   Other expenses                                        302          277
                                                      ------       ------

   Total Noninterest Expenses                          1,025          928
                                                      ------       ------

Income before Income Taxes                               795          692

Income Tax Expense                                       238          198
                                                      ------       ------

   Net Income                                        $   557      $   494
                                                      ======       ======

Earnings Per Share
   Net income                                        $   .62      $   .55
                                                      =======      =======

   Weighted Average Shares Outstanding               898,987      899,331
                                                     =======      =======

       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                            March 31, 2004   December 31, 2003
                                               Unaudited         Audited
ASSETS

Cash and due from banks                      $   2,547        $   2,975
Federal funds sold                               1,712              684
Interest bearing deposits in banks                 216              240
Investment securities available for sale        33,678           36,858
Investment securities held to maturity             500              500
Loans receivable, net of allowance for loan
   losses of $1,050 and $1,052 respectively    112,495          110,516
Bank premises and equipment, net                 4,214            4,213
Other assets                                     1,861            1,771
                                              --------         --------

   Total Assets                              $ 157,223        $ 157,757
                                              ========         ========

LIABILITIES

Deposits
   Noninterest bearing demand                $  15,035        $  15,106
   Interest bearing
      Demand                                    17,917           18,446
      Savings                                   26,983           26,632
      Time deposits over $100,000               18,177           18,689
      Other time deposits                       49,049           49,680
                                              --------         --------

   Total Deposits                              127,161          128,553

Accrued expenses and other liabilities             870              806
Short-term borrowings                            1,809            1,507
Long-term debt                                   3,753            3,838
                                              --------         --------

   Total Liabilities                           133,593          134,704
                                              --------         --------

STOCKHOLDERS' EQUITY

Common stock; $1 par value, 2,000,000 shares
   Authorized, 900,000 issued                      900              900
Additional paid in capital                         900              900
Retained earnings                               21,176           20,619
Accumulated other comprehensive income             728              649
Treasury stock (at cost, 1,931 shares in
    2004 and 417 shares in 2003)                   (74)             (15)
                                              --------         ---------

   Total Stockholders' Equity                   23,630           23,053
                                              --------         --------

   Total Liabilities and Stockholders'
        Equity                               $ 157,223        $ 157,757
                                             =========        =========


              The accompanying notes are an integral part of these statements.



                           Allegheny Bancshares, Inc.
                 Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)
                                   (Unaudited)

                                                                              Accumulated
                                                   Additional                    Other
                                       Common       Paid In       Retained    Comprehensive     Treasury
                           Total        Stock       Capital       Earnings     Income             Stock

Balance, December 31,
   2003                 $  23,053     $    900     $    900     $   20,619     $    649       $    (15)

Comprehensive Income
   Net income                 557                                      557
   Change in unrealized
     gain on
     available for sale
     securities, net of
     income tax effect of
     $35                       79                                                    79
                          --------
   Total Comprehensive
     Income                   636
Purchase of treasury
        stock                 (59)                                                                 (59)
                             ------     ---------   --------      ----------    ---------        -------


Balance, March 31,
   2004                 $  23,630     $    900     $    900     $   21,176     $    728       $    (74)
                         ========      =======      =======       =========     =======        ========

Balance, December 31,
   2002                 $  21,927     $    900     $    900     $   19,238     $    889       $      0
Comprehensive Income
   Net income                 494                                      494
   Change in unrealized
     gain on
     available for sale
     securities, net of
     income tax effect of
     $(10)                    (16)                                                  (16)
                           -----
   Total Comprehensive
     Income                   478
Purchase of treasury
   stock                      (24)                                                                 (24)
Dividends paid
                          --------     -------      -------      ---------        -------       -------

Balance, March 31,
   2003                 $  22,381     $    900     $    900     $   19,732     $    873        $   (24)
                         ========       =======     =======      =========     =========       ========



       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                            2004      2003
Cash Flows from Operating Activities:
   Net income                                            $    557   $   494
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                45        30
      Depreciation and amortization                            86        76
      Net amortization of securities                           22        12
      Gain on sale of securities                              (10)       (2)
      Gain on sale of equipment                                (6)
      Net change in:
       Accrued income                                         (85)      (19)
       Other assets                                            (5)     (179)
       Accrued expense and other liabilities                   29        72
                                                          -------    ------

   Net Cash Provided by Operating Activities                  633       484
                                                          -------    ------

Cash Flows from Investing Activities:
   Net change in federal funds sold                        (1,028)   (3,350)
   Net change in interest bearing deposits in banks            24       107
   Proceeds from sales, calls and maturities
    of securities available for sale                        4,058     1,853
   Purchase of securities available for sale                 (776)   (2,580)
   Net increase in loans                                   (2,024)   (1,368)
   Proceeds from sale of bank premises and equipment            6
   Purchase of bank premises and equipment                    (87)      (96)
                                                          --------   -------

   Net Cash Provided by (Used in) Investing Activities        173    (5,434)
                                                          -------    ------

Cash Flows from Financing Activities:
   Net change in:
    Demand and savings deposits                              (249)    1,679
    Time deposits                                          (1,143)    2,907
   Proceeds from borrowings                                   302     1,000
   Curtailments of borrowings                                 (85)     (340)
   Purchase of treasury stock                                 (59)      (24)
                                                          -------    -------

   Net Cash Provided by (Used in) Financing Activities     (1,234)    5,222
                                                          --------   ------

Cash and Cash Equivalents
   Net increase (decrease) in cash and cash equivalents      (428)      272
   Cash and Cash Equivalents, beginning of period           2,975     3,094
                                                          -------    ------

   Cash and Cash Equivalents, end of period              $  2,547   $ 3,366
                                                          =======    ======

Supplemental Disclosure of Cash Paid During the Period for:
   Interest                                              $    530   $   652
   Income taxes                                                70   $
       The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1      ACCOUNTING PRINCIPLES:

      The financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and the results of operations for the periods ended March 31, 2004 and 2003. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2003 annual report to stockholders of Allegheny Bancshares, Inc.

NOTE 2      INVESTMENT SECURITIES:

      The amortized costs of investment securities and their approximate fair values at March 31, 2004 and December 31, 2003 follows (in thousands):


                                   March 31, 2004      December 31, 2003

                                  Amortized  Fair    Amortized     Fair
                                    Cost     Value     Cost        Value

 Securities available for sale:

   U.S. Treasury and agency
    obligations                  $  6,029  $  6,376   $ 7,030   $  7,331
   State and municipal             17,212    18,007    17,892     18,693
   Mortgage-backed securities       9,284     9,295    10,897     10,834
                                  -------   -------    ------    -------

    Total                        $ 32,525  $ 33,678   $35,819   $ 36,858
                                  =======   =======    ======    =======

 Securities held to maturity:

   U.S. Treasury and agency
      Obligations                $    500  $    510   $   500   $    513
                                  =======   =======    ======    =======

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3      LOANS:

      Loans outstanding are summarized as follows (in thousands):
                                                  March 31,   December 31,
                                                    2004          2003

 Real estate loans                                 $ 55,572     $54,144
 Commercial and industrial loans                     43,563      42,857
 Loans to individuals, primarily
   collateralized by autos                           11,092      11,683
 All other loans                                      3,318       2,884
                                                    -------      ------

   Total Loans                                      113,545     111,568

 Less allowance for loan losses                       1,050       1,052
                                                    -------      ------

   Net Loans Receivable                            $112,495     $110,516
                                                    =======      =======


NOTE 4      ALLOWANCE FOR LOAN LOSSES:

      A summary of transactions in the allowance for loan losses for the three months ended March 31, 2004 and 2003 follows (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                     2004         2003
 Balance, beginning of period                      $  1,052     $  1,028
 Provision charged to operating expenses                 45           30
 Recoveries of loans charged off                          3           14
 Loans charged off                                      (50)         (20)
                                                    -------      -------

 Balance, end of period                            $  1,050     $  1,052
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

Overview

      Net income increased from $494,000 for the three months ended March 31, 2003 to $557,000 for the three months ended March 31, 2004 and earnings per share increased from $.55 to $.62. The increase in earnings was a result of the increase in net interest income offset somewhat by increased operating expenses.

Net Interest Income

      The Company's taxable equivalent net interest income increased from $1,663,000 for the three months ended March 31, 2003 to $1,852,000 for the three months ended March 31, 2004, due to the combination of net growth of earning assets and decreased cost of funds, offset by lower asset yields. The Company's net yield on earnings assets for 2004 was 4.94% compared to 4.76% for 2003 as the yield on earning assets declined less than the cost of funds. The yield on earning assets declined during the period analyzed due somewhat to the repricing of maturing funds at lower current rates. Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

Allowance for Loan Losses and Provision for Loan Losses

      The provision for loan losses were $45,000 and $30,000 for the three months ended March 31, 2004 and 2003, respectively. The allowance for loan losses ("ALL") was $1,050,000 (.92% of loans) at the end of the first quarter of 2004 compared with $1,052,000 (.94% of loans) at December 31, 2003. The ALL is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The calculation of the ALL is considered to be a critical accounting policy.

Noninterest Income

      Noninterest income was $108,000 and $92,000 for the three months ended March 31, 2004 and 2003, respectively. Noninterest income (excluding security gains and losses) as a percentage of average assets was .25% (annualized) for both periods. Service charges decreased from $57,000 for the three months ended March 31, 2003 to $48,000 for the three months ended March 31, 2004, as a result of decreased service activity. A portion of the increase in noninterest income was attributable to ATM fees and earned insurance premiums.

Noninterest Expenses

      Noninterest expenses were $1,025,000 and $928,000 for the three months ended March 31, 2004 and 2003, respectively. Noninterest expenses as a percentage of average assets was 2.61% (annualized) for the three months ended March 31, 2004, up from 2.53% for the same period of 2003. Salaries and benefits increased as a result of normal salary increases. Equipment expenses, including software maintenance contract expense and depreciation expense, increased as a result of the final stages of a computer system upgrade. Directors fees, which are included in other expenses, increased due to an increase in the number of meetings and the formation of new committees.

Income Tax Expense

      Income tax expense equaled 29.94% of income before income taxes for the three months ended March 31, 2004 compared with 28.61% for the three months ended March 31, 2003.

Federal Funds Sold

      Federal funds sold were $1,712,000 and $684,000 as of March 31, 2004 and December 31, 2003, respectively. This increase was due primarily to the sale and call of investment securities of approximately $2,000,000 in which the company did not replace.

Loans

      Total loans increased from $111,568,000 at December 31, 2003 to $113,545,000 at March 31, 2004. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 81% of the loan portfolio is secured by real estate.

Loan Portfolio Risk Factors

      Loans accounted for on a nonaccrual basis were $53,000 at March 31, 2004 (.05% of total loans). Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $1,020,000 (.90% of total loans). Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

Deposits

      The Company's deposits decreased $1,392,000 during the first three months of 2004 to $127,161,000 at March 31, 2004. As rates continued to decrease, competition for deposits increased. Consequently, a small portion of interest sensitive deposits matured and were not renewed. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 14.29% and 14.54% of total deposits at March 31, 2004 and December 31, 2003, respectively.

Short-Term Borrowings

      Short-term borrowings were $1,809,000 and $1,507,000 as of March 31, 2004 and December 31, 2003, respectively. This increase was a result of commercial customers utilizing Term Repurchase Agreements.

Long-Term Debt

      The decrease in long-term debt was due to principle payments made to FHLB. The bank signed a 10-year $1,000,000 fixed rate note with FHLB at 3.77% on March 18, 2003, a 10-year $2,000,000 fixed rate note with FHLB at 3.15% on June 18, 2003, and a $1,000,000 fixed rate note with FHLB at 4.28% on October 20, 2003. The purpose of the notes was to fund a long-term, fixed rate loan product to qualifying customers.

Capital

      Capital as a percentage of total assets was 15.03% at March 31, 2004 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

Uncertainties and Trends

      Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

Liquidity and Interest Sensitivity

      At March 31, 2004, the Company had liquid assets of approximately $4.3 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at March 31, 2004. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $17.1 million.

      At March 31, 2004, the Company had a negative cumulative Gap Rate Sensitivity Ratio of -38.91% for the one year repricing period. This rate does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is -1.32%. This generally indicates that net interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II shows the Company's interest sensitivity.

                                    TABLE I
Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a Fully Taxable Equivalent Basis)(Dollar amounts in thousands)

                              Three Months Ended         Three Months Ended
                                March 31, 2004             March 31, 2003
                                --------------             --------------
                         Average   Income/            Average   Income/
                         Balance   Expense    Rates   Balance   Expense  Rates

Interest Income
    Loans 1             $112,505 $  1,922      6.83% $104,575  $ 1,854    7.09%
    Federal funds sold       869        2       .92%    1,588        4    1.01%
    Interest bearing
      deposits               241        1      1.66%      104        1    3.85%
Investments
      Taxable             18,168      172      3.79%   14,057      160    4.55%
      Nontaxable 2        18,198      279      6.13%   19,270      308    6.38%
                          ------   -------  --------   ------    ------   -----

Total Earning Assets     149,981    2,376      6.34%  139,594    2,327    6.67%
                         -------  -------  --------   -------   ------   -----

Interest Expense
    Demand deposits       17,883       36       .81%   15,477       41    1.06%
    Savings               26,428       49       .74%   27,347       80    1.17%
    Time deposits         68,023      397      2.33%   68,147      535    3.14%
    Short-term borrowings  2,068        8      1.55%      639        4    2.50%
    Long-term debt         3,801       34      3.58%      421        4    3.80%
                          ------   -------  --------   ------    -----  -------

    Total Interest Bearing
       Liabilities      $118,203 $    524      1.77% $112,031  $   664    2.37%
                         -------  -------  --------   -------   ------   -----

    Net Interest Margin 1           1,852                        1,663
                                   =======                         =====

Net Yield on Interest
   Earning Assets                              4.94%                      4.76%
                                             =======                      =====

1  Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income

                                    TABLE II
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
March 31, 2004

(In Thousands of Dollars)
                              0-3       4-12        1-5      Over 5     Total
                            Months     Months     Years      Years
Uses of Funds:

Loans:
  Commercial             $ 11,662     $ 7,323    $ 17,486   $10,135    $ 46,606
  Consumer                    508         860       8,763       961      11,092
  Real estate               5,554       3,530      10,182    36,306      55,572
  Credit card                 276                                           276
Federal funds sold          1,712                                         1,712
Interest bearing deposits     216                                           216
Investment securities         251       1,805      13,919    18,203      34,178
                            -------    -------    ------    -------    ------

Total                      20,179      13,518      50,350    65,605     149,652
                           ------      -------    ------    -------    -------


Sources of Funds:

Deposits:
  Interest bearing demand  17,917                                        17,917
  Savings                  26,983                                        26,983
  Time deposits over
    $100,000                3,484       7,885       6,808                18,177
  Other time deposits      14,221      19,277      15,052       499      49,049
Short-term borrowings         756       1,053                             1,809
Long-term debt                 86         262       1,521     1,884       3,753
                            ------    -------      ------    -------    ------

Total                      63,447      28,477      23,381     2,383     117,688
                            ------    -------      ------    -------    -------

Discrete Gap              (43,268)    (14,959)     26,969    63,222      31,964

Cumulative Gap            (43,268)    (58,227)    (31,258)   31,964
Ratio of Cumulative Gap
  To Total Earning Assets  -28.91%     -38.91%     -20.89%    21.36%


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 2004. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

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

      We have established disclosure controls and procedures to ensure that material information related to Allegheny Bancshares, Inc. and its subsidiary is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the Chief Executive Officer and the Chief Financial Officer to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company's operations. As required, we have evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company's management, including the Chief Financial Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

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

Not Applicable

Item 3.  Defaults Upon Senior Securities -

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -

Not Applicable


Item 5.  Other Information -

Not Applicable


Item 6.  Exhibits and Reports on 8-K -

a.    Exhibits

    The following Exhibits are filed as part of this Form 10-Q

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

   The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-QSB filed May 14, 2003.

No.                           Description                         Exhibit Number

3.1  Articles of Incorporation - Allegheny Bancshares, Inc.             E2

   The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 26, 2004.

No.                           Description                         Exhibit Number

3.2  Bylaws of Allegheny Bancshares, Inc.                               3.3


b.       Reports on 8K

         No reports were filed for the quarter ended March 31, 2004.

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



Date:  May 6, 2004