Form 10-Q
period 2004-06-30
ALLEGHENY BANCSHARES INC
filed 2004-08-13
CIK 1213662

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                    For Quarterly Period Ended June 30, 2004


[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                          Commission File No. 000-50151

                           Allegheny Bancshares, Inc.
             (Exact name of registrant as specified in its charter)




        West Virginia                                         22-3888163
-----------------------------                             -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                              300 North Main Street
                                  P. O. Box 487
                          Franklin, West Virginia 26807
          (Address of principal executive offices, including zip code)


                              (304) 358-2311
            (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes       No   X
                                          ----     -----


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                              Common Stock, par value - $1.00
                       897,129 shares outstanding as of July 23, 2004

                           ALLEGHENY BANCSHARES, INC.

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                      PAGE

   Item 1.  Financial Statements                                         2

            Unaudited Consolidated Statements of Income - Six
            Months Ended June 30, 2004 and 2003                          2


            Unaudited Consolidated Statements of Income - Three
            Months Ended June 30, 2004 and 2003                          3

            Consolidated Balance Sheets - June 30, 2004
            (Unaudited) and December 31, 2003 (Audited)                  4

            Unaudited Consolidated Statements of Changes in
            Stockholders' Equity - Six Months Ended June 30, 2004
            and 2003                                                     5

            Unaudited Consolidated Statements of Cash Flows - Six
            Months Ended June 30, 2004 and 2003                          6

            Notes to Consolidated Financial Statements                   7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          9

   Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                                 14

   Item 4.  Controls and Procedures                                     14

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                           14

   Item 2.  Changes in Securities                                       14

   Item 3.  Defaults upon Senior Securities                             14

   Item 4.  Submission of Matters to a Vote of Security Holders         15

   Item 5.  Other Information                                           15

   Item 6.  Exhibits and Reports on Form 8K                             15


            SIGNATURES                                                  16

Part I.  Financial Information
Item 1.  Consolidated Financial Statements

                           Allegheny Bancshares, Inc.
                        Consolidated Statements of Income
                      (In thousands, except for per share information)
                                   (Unaudited)
                                                        Six Months Ended
                                                      June 30,     June 30,
                                                        2004         2003
Interest and Dividend Income:
   Loans and fees                                    $   3,860    $  3,784
   Investment securities - taxable                         323         322
   Investment securities - nontaxable                      361         399
   Deposits and federal funds sold                           8          20
                                                      --------     -------

   Total Interest and Dividend Income                    4,552       4,525
                                                      --------     -------

Interest Expense:
   Deposits                                                954       1,302
   Borrowings                                               83          21
                                                      --------     -------

   Total Interest Expense                                1,037       1,323
                                                      --------     -------

Net Interest Income                                      3,515       3,202

Provision for loan losses                                   90          60
                                                      --------     -------

Net interest income after provision
   for loan losses                                       3,425       3,142
                                                      --------     -------

Noninterest Income:
   Service charges on deposit accounts                     108         120
   Other income                                             97          89
   Gain on security transactions                            46           4
                                                      --------     -------

   Total Noninterest Income                                251         213
                                                      --------     -------

Noninterest Expense:
   Salaries and benefits                                 1,084       1,000
   Occupancy expenses                                      121         111
   Equipment expenses                                      237         210
   Other expenses                                          621         572
                                                      --------     -------

   Total Noninterest Expenses                            2,063       1,893
                                                      --------     -------

Income before Income Taxes                               1,613       1,462

Income Tax Expense                                         486         430
                                                      --------     -------

   Net Income                                        $   1,127    $  1,032
                                                      ========     =======

Earnings Per Share
   Net income                                        $    1.25    $   1.15
                                                      ========     =======

   Weighted Average Shares Outstanding                 898,497     899,327
                                                      ========     =======

       The accompanying notes are an integral part of these statements.

Part I.  Financial Information
Item 1.  Consolidated Financial Statements

                           Allegheny Bancshares, Inc.
                        Consolidated Statements of Income
                      (In thousands, except for per share information)
                                   (Unaudited)
                                                       Three Months Ended
                                                      June 30,     June 30,
                                                        2004         2003
Interest and Dividend Income:
   Loans and fees                                    $   1,938    $  1,930
   Investment securities - taxable                         151         162
   Investment securities - nontaxable                      177         197
   Deposits and federal funds sold                           5          14
                                                      --------     -------

   Total Interest and Dividend Income                    2,271       2,303
                                                      --------     -------

Interest Expense:
   Deposits                                                472         643
   Borrowings                                               41          16
                                                      --------     -------

   Total Interest Expense                                  513         659
                                                      --------     -------

Net Interest Income                                      1,758       1,644

Provision for loan losses                                   45          30
                                                      --------     -------

Net interest income after provision
   For loan losses                                       1,713       1,614
                                                      --------     -------

Noninterest Income:
   Service charges on deposit accounts                      60          63
   Other income                                             47          56
   Gain on security transactions                            36           2
                                                      --------     -------

   Total Noninterest Income                                143         121
                                                      --------     -------

Noninterest Expense:
   Salaries and benefits                                   538         506
   Occupancy expenses                                       60          56
   Equipment expenses                                      121         109
   Other expenses                                          319         295
                                                      --------     -------

   Total Noninterest Expenses                            1,038         966
                                                      --------     -------

Income before Income Taxes                                 818         769

Income Tax Expense                                         248         232
                                                      --------     -------

   Net Income                                        $     570    $    537
                                                      ========     =======

Earnings Per Share
   Net income                                        $     .63    $    .60
                                                      ========     =======

   Weighted Average Shares Outstanding                 898,006     899,323
                                                      ========     =======

       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                            June 30, 2004  December 31, 2003
                                              Unaudited         Audited
ASSETS

Cash and due from banks                      $   2,571        $   2,975
Federal funds sold                                   1              684
Interest bearing deposits in banks                 219              240
Investment securities available for sale        31,606           36,858
Investment securities held to maturity             500              500
Loans receivable, net of allowance for loan
   losses of $1,038 and $1,052 respectively    116,712          110,516
Bank premises and equipment, net                 4,181            4,213
Other assets                                     1,803            1,771
                                              --------         --------

   Total Assets                              $ 157,593        $ 157,757
                                              ========         ========

LIABILITIES

Deposits
   Noninterest bearing demand                $  14,593        $  15,106
   Interest bearing
      Demand                                    18,215           18,446
      Savings                                   26,462           26,632
      Time deposits over $100,000               19,026           18,689
      Other time deposits                       48,990           49,680
                                              --------         --------

   Total Deposits                              127,286          128,553

Accrued expenses and other liabilities             259              806
Short-term borrowings                            2,915            1,507
Long-term debt                                   3,667            3,838
                                              --------         --------

   Total Liabilities                           134,127          134,704
                                              --------         --------

STOCKHOLDERS' EQUITY

Common stock; $1 par value, 2,000,000 shares
   authorized, 900,000 issued                      900              900
Additional paid in capital                         900              900
Retained earnings                               21,746           20,619
Accumulated other comprehensive income              14              649
Treasury stock (at cost, 2,369 shares
   in 2004 and 417 shares in 2003)                 (94)             (15)
                                              --------         ---------

   Total Stockholders' Equity                   23,466           23,053
                                              --------         --------

   Total Liabilities and
      Stockholders' Equity                   $ 157,593        $ 157,757
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


                           Allegheny Bancshares, Inc.
                 Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)
                                   (Unaudited)
                                                                  Accumulated
                                             Additional              Other
                                    Common    Paid In  Retained  Comprehensive  Treasury
                            Total    Stock    Capital  Earnings     Income        Stock

Balance, December 31,
   2003                    $23,053   $   900   $   900  $ 20,619    $     649  $    (15)

Comprehensive Income
   Net income                1,127                         1,127
   Change in
     unrealized
     gain on
     available for
     sale securities,
     net of income
     tax effect
     of $(384)                (635)                                      (635)
                           -------
   Total Comprehensive
     Income                    492
Purchase of
   treasury stock              (79)                                                 (79)
                            ------    ------    ------   -------     --------   -------

Balance, June 30,
   2004                    $23,466   $   900   $   900  $ 21,746    $      14  $    (94)
                            ======    ======    ======   =======     ========   =======

Balance, December 31,
   2002                    $21,927   $   900   $   900  $ 19,238    $     889  $      0
Comprehensive Income
   Net income                1,032                         1,032
   Change in
     unrealized
     gain on
     available for
     sale securities,
     net of income
     tax effect
     of  $121                  190                                        190
                            ------
   Total Comprehensive
     Income                  1,222
Purchase of
   treasury stock              (24)                                                 (24)
                            ------    ------    ------   -------     --------   -------
Balance, June 30,
   2003                   $ 23,125   $   900    $  900  $ 20,270    $   1,079  $    (24)
                           =======    ======     =====   =======     ========   =======

       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                            2004      2003
Cash Flows from Operating Activities:
   Net income                                            $  1,127   $ 1,032
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                90        60
      Depreciation and amortization                           177       157
      Net amortization of securities                           51        49
      Gain on sale of securities                              (46)       (4)
      Gain on sale of equipment                                (6)       (3)
      Net change in:
       Accrued income                                          23        29
       Other assets                                           (56)     (307)
       Accrued expense and other liabilities                 (163)       35
                                                          --------   ------

   Net Cash Provided by Operating Activities                1,197     1,048
                                                          -------    ------

Cash Flows from Investing Activities:
   Net change in federal funds sold                           683    (4,350)
   Net change in interest bearing deposits in banks            21         3
   Proceeds from sales, calls and maturities
    of securities available for sale                        8,021     5,157
   Purchase of securities available for sale               (3,792)   (6,383)
   Net increase in loans                                   (6,286)   (4,142)
   Proceeds from sale of bank premises and equipment            6         3
   Purchase of bank premises and equipment                   (145)     (367)
                                                          -------   -------

   Net Cash Used in Investing Activities                   (1,492)   10,079)
                                                          -------    ------

Cash Flows from Financing Activities:
   Net change in:
    Demand and savings deposits                              (914)    2,560
    Time deposits                                            (353)    3,321
   Proceeds from borrowings                                 1,408     3,824
   Curtailments of borrowings                                (171)     (361)
   Purchase of treasury stock                                 (79)      (24)
                                                          -------    ------

   Net Cash Provided by (Used in) Financing Activities       (109)    9,320
                                                          -------    ------

Cash and Cash Equivalents
   Net increase (decrease) in cash and cash equivalents      (404)      289
   Cash and Cash Equivalents, beginning of period           2,975     3,094
                                                          -------    ------

   Cash and Cash Equivalents, end of period              $  2,571   $ 3,383
                                                          =======    ======

Supplemental Disclosure of Cash Paid During the
  Period for:
   Interest                                              $  1,049   $ 1,347
   Income taxes                                               474   $   334


      The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1      ACCOUNTING PRINCIPLES:

      The financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the periods ended June 30, 2004 and 2003. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2003 annual report to stockholders of Allegheny Bancshares, Inc.


NOTE 2      INVESTMENT SECURITIES:

      The amortized costs of investment securities and their approximate fair values at June 30, 2004 and December 31, 2003 follows (in thousands):

                                    June 30, 2004      December 31, 2003

                                  Amortized  Fair    Amortized     Fair
                                    Cost     Value     Cost        Value

 Securities available for sale:

   U.S. Treasury and agency
    obligations                  $  5,986  $  6,096   $ 7,030   $  7,331
   State and municipal             17,132    17,277    17,892     18,693
   Mortgage-backed securities       8,468     8,233    10,897     10,834
                                  -------   -------    ------    -------

    Total                        $ 31,586  $ 31,606   $35,819   $ 36,858
                                  =======   =======    ======    =======

 Securities held to maturity:

   U.S. Treasury and agency
    Obligations                  $    500  $    503   $   500   $    513
                                  =======   =======    ======    =======

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3      LOANS:

      Loans outstanding are summarized as follows (in thousands):

                                                   June 30,    December 31,
                                                     2004         2003

 Real estate loans                                 $ 55,952     $54,144
 Commercial and industrial loans                     47,316      42,857
 Loans to individuals, primarily
   collateralized by autos                           11,108      11,683
 All other loans                                      3,374       2,884
                                                    -------      ------

   Total Loans                                      117,750     111,568

 Less allowance for loan losses                       1,038       1,052
                                                    -------      ------

   Net Loans Receivable                            $116,712    $110,516
                                                    =======     =======


NOTE 4      ALLOWANCE FOR LOAN LOSSES:

      A summary of transactions in the allowance for loan losses for the six months ended June 30, 2004 and 2003 follows (in thousands):

                                                     Six Months Ended
                                                         June 30,
                                                     2004         2003

 Balance, beginning of period                      $  1,052     $  1,028
 Provision charged to operating expenses                 90           60
 Recoveries of loans charged off                         13           18
 Loans charged off                                     (117)         (65)
                                                    -------      -------

 Balance, end of period                            $  1,038     $  1,041
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

Overview

      Net income increased from $1,032,000 for the six months ended June 30, 2003 to $1,127,000 for the six months ended June 30, 2004 and earnings per share increased from $1.15 to $1.25. The increase in earnings was a result of the increase in net interest income offset somewhat by increased operating expenses.

Net Interest Income

      The Company's taxable equivalent net interest income increased from $3,408,000 for the six months ended June 30, 2003 to $3,700,000 for the six months ended June 30, 2004, due to the combination of net growth of earning assets and decreased cost of funds, offset by lower asset yields. The Company's net yield on earnings assets for 2004 was 4.93% compared to 4.75% for 2003 as the yield on earning assets declined less than the cost of funds. The yield on earning assets declined during the period analyzed due to the repricing of maturing funds at lower current rates. Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

Allowance for Loan Losses and Provision for Loan Losses

      The provision for loan losses were $90,000 and $60,000 for the six months ended June 30, 2004 and 2003, respectively. The allowance for loan losses ("ALL") was $1,038,000 (.88% of loans) at the end of the first half of 2004 compared with $1,052,000 (.94% of loans) at December 31, 2003. The ALL is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The calculation of the ALL is considered to be a critical accounting policy.

Noninterest Income

      Noninterest income was $251,000 and $213,000 for the six months ended June 30, 2004 and 2003, respectively. Noninterest income (excluding security gains and losses) as a percentage of average assets decreased from .28% to .26% (annualized). Service charges decreased from $120,000 for the six months ended June 30, 2003 to $108,000 for the six months ended June 30, 2004, as a result of decreased service activity. A portion of the increase in other noninterest income was attributable to ATM fees and commissions earned on insurance premiums.

Noninterest Expenses

      Noninterest expenses were $2,063,000 and $1,893,000 for the six months ended June 30, 2004 and 2003, respectively. Noninterest expenses as a percentage of average assets was 2.63% (annualized) for the six months ended June 30, 2004, up from 2.52% for the same period of 2003. Salaries and benefits increased due to an increase in the number of employees, as well as normal salary increases. Equipment expenses, including software maintenance contract expense and depreciation expense, increased as a result of the final stages of a computer system upgrade. Directors' fees, which are included in other expenses, increased due to an increase in the number of meetings and the formation of new committees.

Income Tax Expense

      Income tax expense equaled 30.13% of income before income taxes for the six months ended June 30, 2004 compared with 29.41% for the six months ended June 30, 2003.

Federal Funds Sold

      Federal funds sold were $1,000 and $684,000 as of June 30, 2004 and December 31, 2003, respectively. This decrease was primarily due to an increase in loan volume.

Investments

      Investments decreased from $37,383,000 at December 31, 2003 to $32,106,000 at June 30, 2004 as a result of funding the increase in the loan portfolio.

Loans

      Total loans increased from $111,568,000 at December 31, 2003 to $117,750,000 at June 30, 2004. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 81% of the loan portfolio is secured by real estate.

Loan Portfolio Risk Factors

      Loans accounted for on a nonaccrual basis were $22,000 at June 30, 2004 (.02% of total loans). Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $863,000 (.73% of total loans). Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

Deposits

      The Company's deposits decreased $1,267,000 during the first half of 2004 to $127,286,000 at June 30, 2004. Anticipating a higher interest rate environment, competition for deposits increased. Consequently, a small portion of interest sensitive deposits matured and were not renewed. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 14.95% and 14.54% of total deposits at June 30, 2004 and December 31, 2003, respectively.

Short-Term Borrowings

      Short-term borrowings were $2,915,000 and $1,507,000 as of June 30, 2004 and December 31, 2003, respectively. This increase was primarily due to the purchase of $1,200,000 of Fed Funds on June 30, 2004 for temporary funding needs.

Capital

      Capital as a percentage of total assets was 14.85% at June 30, 2004 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

Uncertainties and Trends

      Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

Liquidity and Interest Sensitivity

      At June 30, 2004, the Company had liquid assets of approximately $2.6 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at June 30, 2004. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $17.1 million.

      At June 30, 2004, the Company had a negative cumulative Gap Rate Sensitivity Ratio of -39.79% for the one year repricing period. This ratio does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is -1.33%. This generally indicates that net interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II shows the Company's interest sensitivity.

                                    TABLE I

Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a fully taxable equivalent basis)(Dollar amounts in thousands)


                            Six Months Ended           Six Months Ended
                              June 30, 2004              June 30, 2003
                              -------------              -------------
                      Average   Income/            Average   Income/
                      Balance   Expense    Rates   Balance   Expense   Rates

Interest Income
  Loans 1           $ 113,899  $  3,860     6.78% $ 106,182  $ 3,784   7.13%
  Federal funds sold    1,277         5      .78%     3,067       18   1.11%
  Interest bearing
    deposits              230         2     1.74%       114        2   3.50%
Investments
  Taxable              17,274       324     3.75%    14,856      322   4.27%
  Nontaxable 2         17,308       546     6.31%    19,152      605   6.32%
                     --------    ------    -----   --------   ------   ----

Total Earning Assets  149,988     4,737     6.32%   143,371    4,731   6.60%
                      -------   -------    -----   --------   ------  -----

Interest Expense
  Demand deposits      18,127        74      .82%    16,264       87   1.07%
  Savings              26,586        99      .74%    27,671      157   1.13%
  Time deposits        67,961       781     2.30%    69,084    1,055   3.05%
  Short-term
    borrowings          1,905        15     1.57%     1,222       12   1.96%
  Long-term debt        3,758        68     3.62%       642       12   3.74%
                     --------   -------    -----    -------   ------  -----
  Total Interest Bearing
    Liabilities     $ 118,337  $  1,037     1.75% $ 114,883  $ 1,323   2.30%
                     --------   -------    -----   --------   ------  -----

   Net Interest Margin 1          3,700                        3,408
                                =======                       ======


Net Yield on Interest
  Earning Assets                            4.93%                      4.75%
                                           =====                      =====


1  Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income

                                    TABLE II

Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
June 30, 2004

(In Thousands of Dollars)
                              0-3       4-12       1-5      Over 5     Total
                            Months     Months     Years     Years

Uses of Funds:

Loans:
  Commercial               $  9,278   $ 9,645  $ 18,800    $12,640   $ 50,363
  Consumer                      631       838     8,598      1,078     11,145
  Real estate                 6,427     4,276    10,034     35,215     55,952
  Credit card                   290                                       290
Federal funds sold                1                                         1
Interest bearing deposits       219                                       219
Investment securities           647     1,446    11,462     18,551     32,106
                            -------   -------    ------    -------     ------

Total                        17,493    16,205    48,894     67,484    150,076
                             ------   -------    ------    -------    -------


Sources of Funds:

Deposits:
  Interest bearing demand    18,215                                    18,215
  Savings                    26,462                                    26,462
  Time deposits over
    $100,000                  3,926     7,968     7,132                19,026
  Other time deposits        16,363    17,215    14,798        614     48,990
Short-term borrowings         1,451     1,464                           2,915
Long-term debt                   86       264     1,535      1,782      3,667
                            -------   -------    ------    -------     ------

Total                        66,503    26,911    23,465      2,396    119,275
                            -------   -------    ------    -------    -------

Discrete Gap                (49,010)  (10,706)   25,429     65,088     30,801

Cumulative Gap              (49,010)  (59,716)  (34,287)    30,801

Ratio of Cumulative Gap
  To Total Earning Assets    -32.66%   -39.79%   -22.84%     20.52%


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 2004. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing.

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

Not Applicable

Item 3.  Defaults Upon Senior Securities -

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -

      At the Annual Shareholders Meeting held on April 12, 2004, the officers and directors were introduced and the following directors whose terms had expired, Richard W. Homan, William McCoy, Jr., Jerry D. Moore, and Dolan Irvine were considered for election. The directors above were duly elected for three-year terms commencing in 2004 with voting results as follows: 665,983 of 667,363 shares represented voted "for", 10 of 667,363 shares represented voted "against". The following board members were retained for their respective terms: Thomas J. Bowman, Roger D. Champ, John E. Glover, Carole H. Hartman, John D. Heavner, William A. Loving, Jr. and Richard C. Phares. An amendment to the articles of incorporation to include the provisions for staggered terms of directors, which are currently in the bylaws of Allegheny, was approved with the voting results as follows: 660,313 of 667,363 shares represented voted "for", 1,300 of 667,363 shares represented voted "against". An amendment to Allegheny's articles of incorporation to provide for a waiver of liability of directors under certain circumstances, as permitted by the West Virginia Business Corporation Act, was approved with the voting results as follows:
648,928 of 667,363 shares represented voted "for", 3,300 of 667,363 shares represented voted "against". S.B. Hoover & Company LLP was selected as Independent External Auditors for 2004 with the voting results as follows:
664,953 of 667,363 shares represented voted "for", 10 of 667,363 shares represented voted "against".


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

b.    Reports on 8K

      No reports were filed for the quarter ended June 30, 2004.

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



Date:  August 13, 2004