Form 10-Q
period 2004-09-30
ALLEGHENY BANCSHARES INC
filed 2004-11-15
CIK 1213662

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                       For Quarterly Period Ended September 30, 2004


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


                                   (304) 358-2311
                 (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes       No  X
                                         ----     ----


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                          Common Stock, par value - $1.00
                897,030 shares outstanding as of October 15, 2004

                           ALLEGHENY BANCSHARES, INC.

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                          PAGE

  Item 1.  Financial Statements                                            2

           Unaudited Consolidated Statements of Income - Nine
           Months Ended September 30, 2004 and 2003                        2


           Unaudited Consolidated Statements of Income - Three
           Months Ended September 30, 2004 and 2003                        3

           Consolidated Balance Sheets - September 30, 2004 (Unaudited)
           and December 31, 2003 (Audited)                                 4

           Unaudited Consolidated Statements of Changes in Stockholders'
           Equity - Nine Months Ended September 30, 2004 and 2003          5

           Unaudited Consolidated Statements of Cash Flows - Nine
           Months Ended September 30, 2004 and 2003                        6

           Notes to Consolidated Financial Statements                      8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk     15

  Item 4.  Controls and Procedures                                        15

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                              15

  Item 2.  Changes in Securities                                          15

  Item 3.  Defaults upon Senior Securities                                15

  Item 4.  Submission of Matters to a Vote of Security Holders            16

  Item 5.  Other Information                                              16

  Item 6.  Exhibits and Reports on Form 8K                                16


           SIGNATURES                                                     17

Part I.  Financial Information
Item 1.  Consolidated Financial Statements

                           Allegheny Bancshares, Inc.
                        Consolidated Statements of Income
                (In thousands, except for per share information)
                                  (Unaudited)
                                                       Nine Months Ended
                                                   September 30,  September 30,
                                                       2004           2003
Interest and Dividend Income:
   Loans and fees                                    $ 5,895      $ 5,733
   Investment securities - taxable                       469          468
   Investment securities - nontaxable                    538          591
   Deposits and federal funds sold                        12           35
                                                      ------       ------

   Total Interest and Dividend Income                  6,914        6,827
                                                      ------       ------

Interest Expense:
   Deposits                                            1,437        1,895
   Borrowings                                            124           53
                                                      ------       ------

   Total Interest Expense                              1,561        1,948
                                                      ------       ------

Net Interest Income                                    5,353        4,879

Provision for loan losses                                135           90
                                                      ------       ------

Net interest income after provision
   for loan losses                                     5,218        4,789
                                                      ------       ------

Noninterest Income:
   Service charges on deposit accounts                   178          175
   Other income                                          153          135
   Gain on security transactions                          47            7
                                                      ------       ------

   Total Noninterest Income                              378          317
                                                      ------       ------

Noninterest Expense:
   Salaries and benefits                               1,606        1,487
   Occupancy expenses                                    183          166
   Equipment expenses                                    358          304
   Other expenses                                        926          830
                                                      ------       ------

   Total Noninterest Expenses                          3,073        2,787
                                                      ------       ------

Income before Income Taxes                             2,523        2,319

Income Tax Expense                                       763          678
                                                      ------       ------

   Net Income                                        $ 1,760      $ 1,641
                                                      ======       ======

Earnings Per Share
   Net income                                        $  1.96     $   1.82
                                                      =======     =======

   Weighted Average Shares Outstanding               898,064      899,325
                                                     =======      =======

       The accompanying notes are an integral part of these statements.

Part I.  Financial Information
Item 1.  Consolidated Financial Statements

                           Allegheny Bancshares, Inc.
                        Consolidated Statements of Income
               (In thousands, except for per share information)
                                 (Unaudited)
                                                      Three Months Ended
                                                   September 30,  September 30,
                                                       2004          2003
Interest and Dividend Income:
   Loans and fees                                    $ 2,035      $ 1,949
   Investment securities - taxable                       146          146
   Investment securities - nontaxable                    177          192
   Deposits and federal funds sold                         4           15
                                                      ------       ------

   Total Interest and Dividend Income                  2,362        2,302
                                                      ------       ------

Interest Expense:
   Deposits                                              483          593
   Borrowings                                             41           32
                                                      ------       ------

   Total Interest Expense                                524          625
                                                      ------       ------

Net Interest Income                                    1,838        1,677

Provision for loan losses                                 45           30
                                                      ------       ------

Net interest income after provision
   for loan losses                                     1,793        1,647
                                                      ------       ------

Noninterest Income:
   Service charges on deposit accounts                    69           55
   Other income                                           56           46
   Gain on security transactions                           1            3
                                                      ------       ------

   Total Noninterest Income                              126          104
                                                      ------       ------

Noninterest Expense:
   Salaries and benefits                                 522          487
   Occupancy expenses                                     62           54
   Equipment expenses                                    121           95
   Other expenses                                        305          258
                                                      ------       ------

   Total Noninterest Expenses                          1,010          894
                                                      ------      -------

Income before Income Taxes                               909          857

Income Tax Expense                                       276          248
                                                      ------       ------

   Net Income                                        $   633      $   609
                                                      ======       ======

Earnings Per Share
   Net income                                        $   .71      $   .68
                                                      =======      =======

   Weighted Average Shares Outstanding               897,207      899,323
                                                     =======      =======

       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                          September 30, 2004   December 31, 2003
                                               Unaudited          Audited
ASSETS

Cash and due from banks                      $   2,613        $   2,975
Federal funds sold                               7,074              684
Interest bearing deposits in banks                 221              240
Investment securities available for sale        30,999           36,858
Investment securities held to maturity             500              500
Loans receivable, net of allowance for loan
   losses of $1,075 and $1,052 respectively    119,412          110,516
Bank premises and equipment, net                 4,465            4,213
Other assets                                     1,913            1,771
                                              --------         --------

   Total Assets                              $ 167,197        $ 157,757
                                              ========         ========

LIABILITIES

Deposits
   Noninterest bearing demand                $  17,540        $  15,106
   Interest bearing
      Demand                                    24,303           18,446
      Savings                                   25,937           26,632
      Time deposits over $100,000               19,248           18,689
      Other time deposits                       49,902           49,680
                                              --------         --------

   Total Deposits                              136,930          128,553

Accrued expenses and other liabilities             529              806
Short-term borrowings                            1,685            1,507
Long-term debt                                   3,581            3,838
                                              --------         --------

   Total Liabilities                           142,725          134,704
                                              --------         --------

STOCKHOLDERS' EQUITY

Common stock; $1 par value, 2,000,000 shares
   authorized, 900,000 issued                      900              900
Additional paid in capital                         900              900
Retained earnings                               22,379           20,619
Accumulated other comprehensive income             414              649
Treasury stock (at cost, 2,970 shares in
   2004 and 417 shares in 2003)                   (121)             (15)
                                              --------         ---------

   Total Stockholders' Equity                   24,472           23,053
                                              --------         --------

   Total Liabilities and Stockholders'
      Equity                                 $ 167,197        $ 157,757
                                             ========         =========

       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                 Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)
                                   (Unaudited)

                                                          Accumulated
                                     Additional             Other
                              Common  Paid In   Retained Comprehensive  Treasury
                     Total    Stock   Capital   Earnings    Income        Stock

Balance, December 31,
   2003             $ 23,053 $  900   $ 900     $ 20,619    $  649      $  (15)

Comprehensive Income
   Net income          1,760                       1,760
   Change in
     unrealized
     gain on
     available for
     sale securities,
     net of
     income tax effect
     of
     $(204)             (235)                                 (235)
                      -------
   Total Comprehensive
     Income            1,525
Purchase of treasury
        stock           (106)                                             (106)
                      -------  ------- ----      -------    ------       ------


Balance, September 30,
   2004             $ 24,472 $  900   $ 900     $ 22,379    $  414     $  (121)
                     =======   ====   =====      =======    ======     ========

Balance, December 31,
   2002             $ 21,927 $  900   $ 900     $ 19,238    $  889     $     0
Comprehensive Income
   Net income          1,641                       1,641
   Change in
     unrealized
     gain on
     available for
     sale securities,
     net of income
     tax effect of
     $(154)             (240)                                 (240)
                     -------
   Total Comprehensive
     Income            1,401
Purchase of treasury
   stock                 (24)                                              (24)
                      -------  -----   -----      ------      -----     -------
Balance, September 30,
   2003             $ 23,304 $  900   $ 900     $ 20,879    $  649     $   (24)
                     =======  =====    ====      =======     ======     ======


       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                            2004      2003
Cash Flows from Operating Activities:
   Net income                                            $  1,760   $ 1,641
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                               135        90
      Depreciation and amortization                           271       245
      Net amortization of securities                           69        86
      Gain on sale of securities                              (47)       (7)
      Gain on sale of equipment                                (6)       (3)
      Gain on sale of other real estate                       (13)
      Net change in:
       Accrued income                                         (63)      (36)
       Other assets                                          (129)     (439)
       Accrued expense and other liabilities                  (73)      292
                                                          --------   ------

   Net Cash Provided by Operating Activities                1,904     1,869
                                                          -------    ------

Cash Flows from Investing Activities:
   Net change in federal funds sold                        (6,390)   (6,550)
   Net change in interest bearing deposits in banks            19        37
   Proceeds from sales, calls and maturities
    of securities available for sale                       10,749     9,629
   Proceeds from call of security held to maturity            500
   Purchase of securities available for sale               (5,352)  (12,578)
   Purchase of securities held to maturity                   (500)   (1,000)
   Net increase in loans                                   (9,031)   (4,543)
   Proceeds from sale of other real estate                     63
   Proceeds from sale of bank premises and equipment            6         3
   Purchase of bank premises and equipment                   (522)     (506)
                                                          --------   -------

   Net Cash Used in Investing Activities                  (10,458)  (15,508)
                                                          --------   -------

Cash Flows from Financing Activities:
   Net change in:
    Demand and savings deposits                             7,596     7,015
    Time deposits                                             781     3,875
   Proceeds from borrowings                                 1,415     3,824
   Curtailments of borrowings                              (1,494)     (729)
   Purchase of treasury stock                                (106)      (24)
                                                          -------    -------

   Net Cash Provided by Financing Activities                8,192    13,961
                                                          -------    ------

Cash and Cash Equivalents
   Net increase (decrease) in cash and cash equivalents      (362)      322
   Cash and Cash Equivalents, beginning of period           2,975     3,094
                                                          -------    ------

   Cash and Cash Equivalents, end of period              $  2,613   $ 3,416
                                                          =======    ======

              The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                            2004      2003
Supplemental Disclosure of Cash Paid During the
  Period for:
   Interest                                              $  1,561   $ 1,994
   Income taxes                                          $    756   $   545


              The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1      ACCOUNTING PRINCIPLES:

      The financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the periods ended September 30, 2004 and 2003. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2003 annual report to stockholders of Allegheny Bancshares, Inc.

NOTE 2      INVESTMENT SECURITIES:

      The amortized costs of investment securities and their approximate fair values at September 30, 2004 and December 31, 2003 follows (in thousands):


                                 September 30, 2004    December 31, 2003

                                  Amortized  Fair    Amortized     Fair
                                    Cost     Value     Cost        Value

 Securities available for sale:

   U.S. Treasury and agency
    obligations                  $  5,485  $  5,680   $ 7,030   $  7,331
   State and municipal             17,894    18,376    17,892     18,693
   Mortgage-backed securities       7,021     6,943    10,897     10,834
                                  -------   -------    ------    -------

    Total                        $ 30,400  $ 30,999   $35,819   $ 36,858
                                  =======   =======    ======    =======

 Securities held to maturity:

   U.S. Treasury and agency
      Obligations                $    500  $    500   $   500   $    513
                                  =======   =======    ======    =======

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3      LOANS:

      Loans outstanding are summarized as follows (in thousands):
                                                September 30, December 31,
                                                    2004          2003

 Real estate loans                                 $ 57,105     $54,144
 Commercial and industrial loans                     48,334      42,857
 Loans to individuals, primarily
   collateralized by autos                           11,324      11,683
 All other loans                                      3,724       2,884
                                                    -------      ------

   Total Loans                                      120,487     111,568

 Less allowance for loan losses                       1,075       1,052
                                                    -------      ------

   Net Loans Receivable                            $119,412    $110,516
                                                    =======     =======


NOTE 4      ALLOWANCE FOR LOAN LOSSES:

      A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 follows (in thousands):

                                                     Nine Months Ended
                                                       September 30,
                                                     2004         2003
 Balance, beginning of period                      $  1,052     $  1,028
 Provision charged to operating expenses                135           90
 Recoveries of loans charged off                         29           24
 Loans charged off                                     (141)         (88)
                                                    -------      -------

 Balance, end of period                            $  1,075     $  1,054
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

Overview

      Net income increased from $1,641,000 for the nine months ended September 30, 2003 to $1,760,000 for the nine months ended September 30, 2004 and earnings per share increased from $1.82 to $1.96. The increase in earnings was a result of the increase in net interest income offset somewhat by increased operating expenses.

Net Interest Income

      The Company's taxable equivalent net interest income increased from $5,184,000 for the nine months ended September 30, 2003 to $5,630,000 for the nine months ended September 30, 2004, due to the net growth of earning assets, and improved net yield on earning assets. The Company's net yield on earnings assets for 2004 was 4.97% compared to 4.73% for 2003 as the yield on earning assets declined less than the cost of funds. The cost of funds declined due to the repricing of maturing time deposits at lower current rates. Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

Allowance for Loan Losses and Provision for Loan Losses

      The provision for loan losses were $135,000 and $90,000 for the nine months ended September 30, 2004 and 2003, respectively. The allowance for loan losses ("ALL") was $1,075,000 (.89% of loans) at the end of the third quarter of 2004 compared with $1,052,000 (.94% of loans) at December 31, 2003. The ALL is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The calculation of the ALL is considered to be a critical accounting policy.

Noninterest Income

      Noninterest income was $378,000 and $317,000 for the nine months ended September 30, 2004 and 2003, respectively. Noninterest income (excluding security gains and losses) as a percentage of average assets increased slightly from .27% to .28% (annualized). A portion of the increase in other noninterest income was attributable to higher volume of ATM fees and commissions earned on insurance premiums.

Noninterest Expenses

      Noninterest expenses were $3,073,000 and $2,787,000 for the nine months ended September 30, 2004 and 2003, respectively. Noninterest expenses as a percentage of average assets was 2.59% (annualized) for the nine months ended September 30, 2004, up from 2.43% for the same period of 2003. Salaries and benefits increased due to an increase in the number of employees, as well as normal salary increases. Equipment expenses, including software maintenance contract expense and depreciation expense, increased as a result of the final stages of a computer system upgrade. Directors fees, which are included in other expenses, increased due to an increase in fees and the formation of new committees.

Income Tax Expense

      Income tax expense equaled 30.24% of income before income taxes for the nine months ended September 30, 2004 compared with 29.24% for the nine months ended September 30, 2003.

Federal Funds Sold

      Federal funds sold were $7,074,000 and $684,000 as of September 30, 2004 and December 31, 2003, respectively. This increase was due to an increase in deposit volume during the third quarter of 2004 which outpaced growth of other assets.

Investments

      Investments decreased from $37,358,000 at December 31, 2003 to $31,499,000 at September 30, 2004 as a result of funding the increase in the loan portfolio.

Loans

      Total loans increased from $111,568,000 at December 31, 2003 to $120,487,000 at September 30, 2004. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 81% of the loan portfolio is secured by real estate.

Loan Portfolio Risk Factors

      Loans accounted for on a nonaccrual basis were $65,000 at September 30, 2004 (.05% of total loans). Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $1,071,000 (.89% of total loans). Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

Deposits

      The Company's deposits increased $8,377,000 during the first nine months of 2004 to $136,930,000 at September 30, 2004. This increase reflected normal growth throughout the Company. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 14.05% and 14.54% of total deposits at September 30, 2004 and December 31, 2003, respectively.

Capital

      Capital as a percentage of total assets was 14.64% at September 30, 2004 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

      During the third quarter of 2004, the company purchased 601 shares of treasury stock at an average price of $45 per share in private transactions, not pursuant to any repurchase program.

Uncertainties and Trends

      Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

Liquidity and Interest Sensitivity

      At September 30, 2004, the Company had liquid assets of approximately $9.9 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at September 30, 2004. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $17.1 million.

      At September 30, 2004, the Company had a negative cumulative Gap Rate Sensitivity Ratio of -35.51% for the one year repricing period. This ratio does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is 1.92%. This generally indicates that net interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II shows the Company's interest sensitivity.

                                 TABLE I
Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a fully taxable equivalent basis)(Dollar amounts in thousands)

                            Nine Months Ended           Nine Months Ended
                            September 30, 2004          September 30, 2003
                      Average   Income/            Average    Income/
                      Balance   Expense    Rates   Balance    Expense   Rates

Interest Income
    Loans 1          $115,691  $  5,895    6.79%   $107,176   $ 5,733    7.13%
    Federal funds
      sold              1,169         9    1.03%      4,214        31     .98%
    Interest bearing
      deposits            229         3    1.75%        205         4    2.60%
Investments
      Taxable          16,411       469    3.81%     15,446       468    4.04%
      Nontaxable 2     17,545       815    6.19%     18,991       896    6.29%
                      ------     -------  -------    ------    ------   -----

Total Earning Assets  151,045     7,191    6.35%    146,032     7,132    6.51%
                      -------   -------  --------   -------    ------   -----

Interest Expense
    Demand deposits    16,087        96     .80%     16,543       129    1.04%
    Savings            28,988       165     .76%     28,047       218    1.04%
    Time deposits      68,117     1,176    2.30%     69,529     1,548    2.97%
    Short-term
      borrowings        1,854        24    1.33%      1,292        18    1.86%
    Long-term debt      3,714       100    3.59%      1,420        35    3.19%
                       ------   -------  --------    ------    -------   ------

    Total Interest Bearing
       Liabilities   $118,760  $  1,561    1.75%  $ 116,831   $ 1,948    2.22%
                      -------  -------   --------   -------   ------     -----

    Net Interest
       Margin 1                   5,630                         5,184
                                =======                         =====

Net Yield on Interest
   Earning Assets                          4.97%                         4.73%
                                          =======                        =====

1  Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income

                                    TABLE II
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
September 30, 2004

(In Thousands of Dollars)
                              0-3       4-12       1-5      Over 5     Total
                            Months     Months     Years      Years
Uses of Funds:

Loans:
  Commercial             $ 13,481    $ 5,626    $ 20,384   $ 12,287   $ 51,778
  Consumer                    805        790       8,647      1,082     11,324
  Real estate               7,876      4,675       9,758     34,796     57,105
  Credit card                 280                                          280
Federal funds sold          7,074                                        7,074
Interest bearing deposits     221                                          221
Investment securities         500        936      11,001     19,062     31,499
                           -------    -------     ------    -------     ------

Total                      30,237     12,027      49,790     67,227    159,281
                            ------    -------    ------    -------    -------


Sources of Funds:

Deposits:
  Interest bearing
    demand                 24,303                                       24,303
  Savings                  25,937                                       25,937
  Time deposits over
    $100,000                4,670      7,902       6,676                19,248
  Other time deposits      16,017     17,957      15,264        664     49,902
Short-term borrowings       1,275        410                             1,685
Long-term debt                 87        266       1,549      1,679      3,581
                            ------    -------     ------    -------     ------

Total                      72,289     26,535      23,489      2,343    124,656
                            ------    -------     ------    -------    -------

Discrete Gap              (42,052)   (14,508)     26,301     64,884     34,625

Cumulative Gap            (42,052)   (56,560)    (30,259)    34,625
Ratio of Cumulative Gap
  To Total Earning Assets  -26.40%    -35.51%     -19.00%     21.74%


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at September 30, 2004. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing.

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

Not Applicable

Item 3.  Defaults Upon Senior Securities -

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -

Not Applicable

Item 5.  Other Information -

Not Applicable


Item 6.  Exhibits and Reports on 8-K -

a.    Exhibits

      The following Exhibits are filed as part of this Form 10-Q

No.                          Description
----                         ------------

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


b.       Reports on 8K

         No reports were filed for the quarter ended September 30, 2004.

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


Date:  November 12, 2004