Form 10-K
period 2004-12-31
ALLEGHENY BANCSHARES INC
filed 2005-03-30
CIK 1213662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                    Form 10-K

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                          Commission File No. 000-50151

                           Allegheny Bancshares, Inc.
                       (Name of Registrant in Its Charter)

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

                  Registrant's telephone number: (304) 358-2311

                   Securities registered under Section 12(b) of the Act:
                                      None

                   Securities registered under Section 12(g) of the Act:
                         Common Stock - $1.00 Par Value

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No  [   ]

    Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [  ]   No   [  X ]

    As of February 1, 2005, the aggregate market value of the voting stock held by non-affiliates, based on the last reported sales prices of $49.00 per share was $43,933,204.

    The number of shares outstanding of the registrant's common stock was 896,596 as of February 1, 2005.
                     DOCUMENTS INCORPORATED BY REFERENCE:

       A portion of the registrant's proxy statement to be used in connection with the solicitation of proxies for the registrant's 2005 annual meeting of shareholders is incorporated by reference in item 14 at part IV of this annual report on Form 10-10K.

                            LOCATION OF EXHIBIT INDEX
      The index of exhibits is contained in Part IV herein on page 46.

                                TABLE OF CONTENTS


PART I

     Item 1.  Description of Business                                     3

     Item 2.  Description of Property                                     7

     Item 3.  Legal Proceedings                                           7

     Item 4.  Submission of Matters to a Vote of Security Holders         7

PART II

     Item 5.  Market for Common Equity and Related Shareholder Matters    7

     Item 6.  Selected Financial Data                                     8

     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      10

     Item 7A. Quantitative and Qualitative Disclosures About
                Market Risk                                              21

     Item 8.  Financial Statements                                       22

     Item 9.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosures                     41

     Item 9A. Controls and procedures                                    41

PART III

     Item 10. Directors, Executive Officers, Promoters and Control
                Persons:
              Compliance with Section 16(a) of the Exchange Act          41

     Item 11. Executive Compensation                                     44

     Item 12. Security Ownership of Certain Beneficial Owners and
                 Management and Related Shareholder Matters              45

     Item 13. Certain Relationships and Related Transactions             46

     Item 14. Principal Accountant Fees and Services                     47



PART IV

     Item 15. Exhibits and Reports on Form 8-K                           48

     PART I

Item 1. Description of Business

General

     Allegheny Bancshares, Inc. (hereinafter referred to as the "Company"), incorporated under the laws of West Virginia in 2003, is a one-bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding stock of its subsidiary bank, Pendleton County Bank ("Bank"). The Bank, headquartered in Franklin, West Virginia, was incorporated under the laws of West Virginia on March 9, 1925 and operates as a state chartered bank. The Bank is engaged in the general commercial banking business offering a full range of banking services focused primarily towards serving individuals, small to medium size businesses, the agricultural industry, and the professional community. The Bank strives to serve the banking needs of its customers while developing personal, hometown relationships.

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

     To better serve the customers in the Marlinton area, the Company has received approval to relocate the Marlinton branch bank in 2005. Construction is in progress for a new full service branch bank with an expected opening date of late spring 2005. Management is continuing to investigate and consider other possible sites that would enable the Bank to profitably serve its market area. To this end, the Company purchased land in the Harrisonburg, Virginia market in January 2005.

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

     Real estate construction loans (residential and commercial) are made for a maximum term of nine months. Long-term real estate loans (residential and commercial) are made with a maximum amortization period of 30 years with both balloon terms and adjustable rate terms (ARMs) of from one to five years. Interest rates vary depending on the length of the balloon or ARM term. The majority of the real estate loans are made as investments, with a small percentage sold in the secondary market.

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

     Other bank services include safe deposit boxes, issuance of cashier's checks, credit life insurance, traveler's checks, direct deposit of payroll and social security checks, automatic drafts for various accounts, telephone banking, online banking, cash management, and bill pay. The Bank currently offers credit and debit card services that can be used by bank customers throughout West Virginia and other regions.

Competition

     The Bank's market area is highly competitive and competition in lending activities comes principally from other commercial banks. The primary factors in competing for loans are interest rates and overall lending services. There are branches of nine commercial banks located in its primary market area. Competition for deposits among the banks is intense, and as a result, the Bank monitors its competitive position and makes adjustments in pricing that management deems necessary to attract new depositors and maintain current deposit relationships. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions. The primary factors in competing for deposits are interest rates paid on deposits, customer satisfaction, convenience of office location and overall financial condition.

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

Bank Holding Company

     Beginning on January 1, 2003, the Bank became a wholly owned subsidiary of Allegheny Bancshares, Inc., a bank holding company under the Bank Holding Company Act of 1956. The Bank Holding Company Act of 1956 restricts the activities of the Company and the acquisition by the Company of voting stock or assets of any bank, savings association or other company. The Company is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board and the West Virginia Division of Banking. The Bank is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the Company or its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the Company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the Company and other subsidiaries. The Company is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board and the West Virginia Board of Banking and Financial Institutions. The Company and its subsidiary are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the Company or its subsidiary.

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

Capital Standards

     The FDIC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations. As of December 31, 2004, the Bank's capital significantly exceeds regulatory requirements. A schedule of capital amounts and ratios is included in Note 13 to the financial statements.

Employees

     As of December 31, 2004, the Bank had 48 full-time employees and 52 total employees.

Item 2.  Description of Property

     The main office of the Bank is located at 300 North Main Street, Franklin, West Virginia and is owned by the Bank. The attractive modern facility was originally constructed in 1968 and renovated and expanded in 1989. The construction of the building is cinder block with a brick facing. The 10,640 square foot main floor has six Bank offices, seven administrative offices, five lobby teller stations, five loan administration offices and a customer service area. In addition, there are three drive-through lanes, a walk up window, a night depository and a full service ATM. The 6,660 square foot lower level houses the operations center, two administration offices, a community room and a board room.

     The branch in Moorefield is located at 402 South Main Street, Moorefield, West Virginia and is owned by the Bank. The 3,625 square foot building has four offices, four teller stations, two drive-through lanes, a night deposit drop and an ATM. The branch was completed in February 2000 and the construction is wood frame with a gray masonry exterior.

      The current branch in Marlinton is located at 219 Eighth Street, Marlinton, West Virginia and is leased by the Bank. The 1,920 square foot temporary office has two teller stations, a night deposit drop and customer service/loan platform area. The branch was opened in November 2001. The Company is planning to relocate the bank to 900 Seneca Trail North, Marlinton, West Virginia in 2005 to a permanent location. Construction is currently in progress. The new 3,500 square foot office will have four offices, four teller stations, two drive thru lanes, a night deposit drop and an ATM.

Item 3.  Legal Proceedings

     Management is not aware of any pending or threatened litigation in which the Bank may be involved as a defendant. In the normal course of business, the Bank periodically must initiate suits against borrowers as a final course of action in collecting past due loans.

Item 4.  Submission of Matters to a Vote of Security Holders

     Allegheny Bancshares has not submitted any matters to the vote of security holders for the quarter ending December 31, 2004.



PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

     The Company's common stock is currently not traded on any established market; however, the Company is frequently informed of the sales price at which common shares are exchanged. Other transactions may have occurred which were not reported to the Company. The Company acts as its own transfer agent.

     The amount of dividends payable by the Company depends upon its earnings and capital position, and is limited by the federal and state law, regulations and policy. A West Virginia state bank cannot pay dividends (without the consent of banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years.

     Annual dividends were declared as of December 31, 2004 and 2003 in the amount of 1.10 and 1.00 per share, respectively.

Stockholders

     As of December 31, 2004, there were 655 holders of common stock. This amount includes all shareholders, whether individually or held by a brokerage firm or custodian in street name.

     The high and low trade prices of the Company's common stock reported to management were as follows:

          Year                        2004                    2003
          ----                        ----                    ----
                                  High      Low           High      Low

        1st quarter             $ 40.00  $ 37.00        $ 35.11  $ 35.05
        2nd quarter               45.00    40.00          35.05    32.00
        3rd quarter               62.60(1) 45.00          35.05    35.05
        4th quarter               49.00    49.00          37.00    35.05

        (1) This price was the result of a private auction and may not be indicative of the market for the Company's shares.

Purchases of Securities During Last Quarter of 2004

     Period              Total No.   Avg. Price           Total No. of          Maximum No.
                        of Shares     Paid per          Shares (or Units)    (or approximate
                        (or Units)  Share (or Unit)     Purchased as Part    Dollar Value) of
                         Purchased                    of Publicly Announced  Shares (or Units)
                                                        Plans or Programs     That May Yet Be
                                                                              Purchased Under
                                                                               the Plans or
                                                                                 Programs
10/1/04 - 10/31/04           0        $                        N/A                 N/A
11/1/04 - 11/30/04         229        $    45                  N/A                 N/A
12/1/04 - 12/31/04         205        $    49                  N/A                 N/A


Item 6.  Selected Financial Data


                                    Years ended December 31,
                          ----------------------------------------------
                         2004       2003      2002       2001      2000
                         ----       ----      ----       ----      ----
                          (Dollars in Thousands except per share data)

RESULTS OF OPERATIONS

Interest income        $ 9,323   $  9,143   $ 8,853   $  8,889   $ 8,514
Interest expense        (2,128)    (2,513)   (2,909)    (3,977)   (4,413)
                        ------    -------    ------    -------    ------

Net Interest Income      7,195      6,630     5,944      4,912     4,101

Provisions for loan
   losses                 (183)      (120)     (120)      (120)     (100)
Noninterest income         512        432       401        231       164
Noninterest expenses    (4,112)    (3,708)   (3,524)    (2,759)   (2,553)
Income taxes            (1,028)      (953)     (770)      (621)     (377)
                        ------    -------    -------   -------    -------

Net Income             $ 2,384   $  2,281   $ 1,931   $  1,643   $ 1,235
                        ======    =======    ======    =======    ======

PROFITABILITY RATIOS

Return on Average Assets    1.49%     1.48%      1.40%     1.31%      1.01%
Return on Average Equity    9.95%     9.96%      9.01%     8.14%      6.44%

PER COMMON SHARE

Net Income                 $2.66     $2.54      $2.15     $1.83      $1.37
Cash Dividends Declared     1.10      1.00        .90       .80        .75
Book Value                 26.82     25.63      24.36     22.32      21.10
Last Reported Market Price 49.00     37.00      35.05     30.00      25.00
Dividend Payout Ratio      41.38%    39.45%     41.94%    43.72%     54.66%


AT YEAR END

Assets            $ 162,239   $ 157,757   $ 146,001   $ 129,668   $ 124,159
Deposits            131,577     128,553     121,982     108,562     104,437
Loans               117,228     110,516     103,430      82,797      77,311
Stockholders'
  Equity             24,047      23,053      21,928      20,091      18,994
Equity to Assets
  Ratio               14.82%      14.61%      15.56%      16.12%      15.68%

Item 7.     Management's    Discussion   and   Analysis   of   Financial
            Conditions and Results of Operations

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

Overview

     2004 Compared to 2003

     Net income of the Company increased 4.51% from 2003 to 2004 and earnings per share increased 4.72% from $2.54 to $2.66. Increases of $566,000 in net interest income and $80,000 in noninterest income were offset by increases in the provision for loan losses and noninterest expenses.

     2003 Compared to 2002

     Net income of the Company increased 18.13% from 2002 to 2003 and earnings per share increased 18.14% from $2.15 to $2.54. Increases of $686,000 in net interest income and $31,000 in noninterest income were offset by increases in noninterest expenses and income tax expense.

Net Interest Earnings

     2004 Compared to 2003

     The primary source of the Company's earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits represent the major portion of interest-bearing liabilities.

     For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. The Company's taxable equivalent net interest income increased 7.61% in 2004 compared to 2003, due to the net growth of earning assets and improved net yield on earning assets. The Company's net yield on interest earning assets for 2004 was 4.97% compared to 4.78% for 2003 as the yield on earning assets declined less than the cost of funds. The cost of funds declined due to the repricing of maturing time deposits at lower current rates.

     2003 Compared to 2002

     The Company's taxable equivalent net interest income increased 10.07% in 2003 compared to 2002, due to the combination of net growth of earning assets and decreased cost of funds, offset by lower asset yields. The Company's net yield on interest earning assets for 2003 was 4.78% compared to 4.89% for 2002 as the yield on earning assets declined more than the cost of funds. The yield on earning assets declined during the period analyzed due somewhat to the repricing of maturing funds at lower current rates.

Noninterest Income

     2004 Compared to 2003

     Noninterest income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income increased 18.52% in 2004. Service charges increased $43,000 from 2003 to 2004, primarily as a result of an increase in overdraft fees and the introduction of the Company's overdraft bounce protection program. Also included in noninterest income are gains on securities of $52,000 in 2004 as compared to $7,000 in 2003. Other increases in noninterest income were due to increases in ATM fees and insurance commissions. Noninterest income (excluding security gains and losses) as a percentage of average assets was .29% and .28% for December 31, 2004 and 2003 respectively.

     2003 Compared to 2002

     Noninterest income increased 7.78% in 2003 primarily due to an increase in service charge activity. Other income increased primarily due to increase in ATM Fees. Noninterest income (excluding security gains and losses) as a percentage of average assets was .28% and .26% for December 31, 2003 and 2002 respectively.

Noninterest Expenses

     2004 Compared to 2003

     Noninterest expenses increased $404,000 in 2004 compared to 2003. Noninterest expenses as a percentage of average assets was 2.57% and 2.40% for each of the years ended December 31, 2004 and 2003, respectively. This increase is primarily attributable to a $170,000 increase in salaries and benefits as a result of an increase in the number of employees, merit increases, and higher benefit costs. Occupancy expenses increased due to improvements to the Franklin Office. Equipment expenses, including software maintenance contract expense and depreciation expense, increased as a result of computer system improvements and upgrades in 2003, and developing and implementing the Bank's website, internet banking and bounce protection in 2004. Director's fees increased in 2004 due to an increase in fees and the formation of new committees.

     Other changes contributing to the increase in noninterest expenses were increases in information systems consulting fees, education and travel, audit and accounting fees and nonincome tax expense. These increases were offset somewhat by decreases in office supplies expense. Other increases include marketing expenditures due to expanded advertising campaigns.

     2003 Compared to 2002

     Noninterest expenses increased $184,005 in 2003 compared to 2002. Noninterest expenses as a percentage of average assets was 2.40% and 2.56% for each of the years ended December 31, 2003 and 2002, respectively. Salaries and benefits increased due to annual merit increases and higher benefit costs. Equipment expenses, including software maintenance contract expense and depreciation expense, increased as a result of improvements and upgrades to the Company's data processing infrastructure in 2003.

     Other changes contributing to the increase in noninterest expenses were increases in convention and meeting, advertising, and audit and accounting fees. Other increases include telephone and communication lines due to improvements in branch communications.

Income Tax Expense

     Income tax expense equaled 30.1%, 29.5% and 28.5% of income before income taxes for the years ended December , 31 2004, 2003 and 2002, respectively.

Securities

     Schedules of securities by type and maturity are shown in Note 3 to the financial statements.

Loans

     Total loans increased 6.05% during 2003 to $118,322,541. A schedule of loans by type is shown in Note 4 of the financial statements. Approximately 82% of the loan portfolio is secured by real estate at December 31, 2004.

Loan Portfolio Risk Factors

     Loans accounted for on a nonaccrual basis were $429,223, $9,250 and $104,756 at December 31, 2004, 2003 and 2002 (.36%, .01% and .10% of total loans), respectively. Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $387,516, $877,462 and $1,413,114 at December 31, 2004, 2003 and 2002 (.33%, .79% and 1.35% of total loans), respectively. Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. The Company has a substantial amount of loans in the loan portfolio related to agribusinesses; see Note 4 of the financial statements for additional details. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

Loan Losses and Allowance for Loan Losses

     The allowance for loan losses is an estimate of the losses in the current loan portfolio. The allowance is based on two principles of accounting: (i) SFAS 5, Accounting for Contingencies which requires that losses be accrued when they are probable of occurring and estimatable and (ii) SFAS 114, Accounting by Creditors for Impairment of a Loan, which requires that loans be identified which have characteristics of impairment (e.g. the collateral, present value of cash flows or observable market values are less than the loan balance).

    For each period presented, the provision for loan losses charged to operations is based on management's judgment after taking into consideration all factors connected with the collectibility of the existing portfolio. Management evaluates the loan portfolio in light of economic conditions, changes in the nature and value of the portfolio, industry standards and other relevant factors.

     Through internal loan review the bank classifies loans into categories and assigns a risk rating as follows to be used in the calculation: Excellent, Good, Satisfactory, Special Mention, Substandard, Doubtful and Loss. Within these categories, Real Estate, Consumer, and Commercial Loans are assigned a specific loss rate based on historical losses and management's estimation of potential loss.

     Loans identified as problem loans or potential problem loans are committed to a watch list. Loans on the watch list are classified as loss, doubtful, substandard or special mention and are subjected to a more detailed review. This detailed review identifies each applicable loan for specific impairment and a specific allocation for that impaired amount is used in the calculation. Rates assigned each category may vary over time as historical loss rates, loan structure and economic conditions change.

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

     The allowance for loan losses increased from $1,051,633 at December 31, 2003 to $1,094,288 at December 31, 2004. Net charge offs increased from $97,000 in 2003 to $141,000 in 2004. The provision for loan losses increased from $120,000 in 2003 to $183,000 in 2004. Based on historical losses, delinquency rates, a thorough review of the loan portfolio and after considering the elements of the preceding paragraph, management is of the opinion that the allowance for loan losses is appropriately stated in order to absorb losses in the current portfolio.

     See Table IV for a summary of the activity in the allowance for loan losses.

     The Company has allocated the allowance according to the amount deemed to be reasonably necessary to provide for the losses within each of the categories of loans. The allocation of the allowance as shown in Table IV should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends. Furthermore, the portion allocated to each loan category is not the total amount available for losses that might occur within such categories since the total allowance is a general allowance applicable to the entire portfolio.

     Table IV shows the balance and percentage of the Company's allowance for loan losses allocated to each major category of loans.


Deposits

     The Company's deposits increased $3,023,954 or 2.35% during 2004. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 14.4% of total deposits at December 31, 2004.


Long-Term Debt

     The Company signed a 10-year $1,000,000 fixed rate note with FHLB at 3.77% on March 18, 2003, a 10-year $2,000,000 fixed rate note with FHLB at 3.15% on June 18, 2003 and a $1,000,000 fixed rate note with FHLB at 4.28% on October 20, 2003. The purpose of the notes was to fund a long-term, fixed rate loan product to qualifying customers. There were no additional borrowings in 2004 and the Company made payments of $344,000 and $162,000 in 2004 and 2003, respectively.

Capital

     Capital as a percentage of total assets was 14.82% at December 31, 2004 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory guidelines.

Uncertainties and Trends

     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

Liquidity and Interest Sensitivity

     At December 31, 2004, the Company had liquid assets of approximately $4.9 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at December 31, 2004. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $17.1 million.

     At December 31, 2004, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 35.10% for the one-year repricing period. This rate does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted gap ratio is -.12%. This generally indicates that net interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table III shows the Company's interest sensitivity.

TABLE I

                           Allegheny Bancshares, Inc.
                          Net Interest Margin Analysis
                        (On a fully tax equivalent basis)
                                 (In Thousands)

                              Year Ended Year Ended
                        December 31, 2004              December 31, 2003
                        -----------------              -----------------
                    Average  Income/               Average  Income/
                    Balance  Expense   Rates       Balance  Expense   Rates

Interest Income
Loans1             $116,530  $7,957     6.83%     $108,006  $7,670     7.10%
Federal funds sold    2,049      30     1.46%        4,056      40      .99%
Interest bearing
   deposits
   in banks             227       4     1.76%          221       5     2.26%
Investments
   Taxable           16,056     613     3.82%       16,017     646     4.03%
   Nontaxable2       17,350   1,089     6.28%       18,902   1,184     6.26%
                     ------   -----   ------        ------   -----     ----

   Total Earning
      Assets       $152,212  $9,693     6.37%     $147,202  $9,545     6.48%
                    =======   -----   ------       =======   -----     ----



Interest Expense
   Demand deposits $ 19,407  $  163      .84%     $ 18,924  $  190     1.00%
   Savings           26,388     198      .75%       26,002     252      .97%
   Time deposits     68,369   1,597     2.34%       69,306   1,981     2.86%
   Other borrowings   5,522     169     3.06%        3,340      91     2.72%
                     ------   -----     ----        ------   -----     ----

   Total Interest
      Bearing
     Liabilities   $119,686   2,127     1.78%     $117,572   2,514     2.14%
                    =======  ------     ----       =======   -----     ----

   Net Interest Margin1      $7,566                         $7,031
                              =====                          =====

Net yield on interest
   Earning assets                       4.97%                          4.78%
                                        ====                           ====


1  Interest on loans includes loan fees.

2 An incremental tax rate of 34% was used to calculate the tax equivalent income.

Average noninterest bearing deposits for 2004 and 2003 were $15,340 and $13,232, respectively.

TABLE II

                           Allegheny Bancshares, Inc.
                    Effect of Rate-Volume Change on Net Interest Income
                        (On a fully tax equivalent basis)
                                (In Thousands)

                      2004 Compared to 2003          2003 Compared to 2002
                       Increase (Decrease)            Increase (Decrease)
                    Volume    Rate     Total       Volume    Rate     Total

Interest Income
Loans               $  605   $ (318)  $  287       $1,092   $ (601)  $  491
Federal funds sold     (20)      10      (10)          33      (25)       8
Interest bearing
   deposits
   in banks              0       (1)      (1)           2       (1)       1
Investments
   Taxable               2      (35)     (33)          49     (177)    (128)
   Nontaxable          (97)       2      (95)         (58)     (67)    (125)
                     ------   -----    ------       ------   -----    ------

   Total Earning
      Assets        $  490   $ (342)  $  148       $1,118   $ (871)  $  247
                     =====    =====    =====        =====    =====    =====

Interest Expense
   Demand deposits  $    5   $  (32)  $  (27)      $   54   $  (37)  $   17
   Savings               4      (58)     (54)         (12)    (178)    (190)
   Time deposits       (27)    (357)    (384)         226     (532)    (306)
Other borrowings        59       19       78           59       25       84
                     -----    -----    -----        -----    -----    -----

Total interest bearing
   liabilities          41     (428)    (387)         327     (722)    (395)
                     -----    ------   ------       -----    -----    -----

Net Interest Income $  449   $   86   $  535       $  791   $ (149)  $  642
                     =====    =====    =====        =====    ======   =====


NOTE: Volume changes have been determined by multiplying the prior years' average rate by the change in balances outstanding. The rate change is the difference between the total change and the volume.

TABLE III

                           Allegheny Bancshares, Inc.
                         Interest Sensitivity Analysis
                                (In Thousands)
                               December 31, 2004

                         0 to 3 4 to 12  1 to 5   Over 5
                         Months  Months   Years    Years    Total
Uses of Funds:

Loans:
   Commercial           $12,745  $ 8,293  $19,178  $11,556 $51,772
   Installment              573      944    8,243    1,072  10,832
   Real estate            7,239    5,818    8,174   34,176  55,407
   Credit card              312                                312
Interest bearing bank
   deposit                  225                                225
Investment securities       628    1,012   12,194   19,714  33,548
Federal funds sold        2,018                              2,018
                         ------   ------   ------   ------  ------

   Total Earning Assets  23,740   16,067   47,789   66,518 154,114
                         ------   ------   ------   ------ -------

Sources of Funds:

Interest bearing
   demand deposits       20,746                             20,746
Savings deposits         25,732                             25,732
Time deposits
   $100,000 and over      2,501    8,876    7,615           18,992
Other time deposits      14,491   18,654   15,963      652  49,760
Other borrowings          1,405    1,496    1,563    1,574   6,038
                         ------   ------   ------   ------   -----

   Total Interest
     Bearing
     Liabilities         64,875   29,026   25,141    2,226 121,268
                         ------   ------   ------   ------ -------

Discrete Gap            (41,135) (12,959)  22,648   64,292  32,846

Cumulative Gap          (41,135) (54,094) (31,446)  32,846

Ratio   of Cumulative
   Gap to Total Earning
   Assets                -26.69%  -35.10%  -20.40%   21.31%  21.31%
                        =======  =======  =======   ======   ======

Rate Risk:

Loans with predetermined
   rates                $ 6,398  $11,347  $27,559  $46,156  $91,460

Loans with variable/
   adjusted rates        14,471    3,708    8,036      648   26,863

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

TABLE IV

                           Allegheny Bancshares, Inc.
                         Loan Loss Allowance Activity
                                 (In Thousands)

                                2004     2003      2002

Beginning balance             $1,051   $1,028   $  960

Provision charged to expense     184      120      120

Loan losses:
   Commercial                      7       66        5
   Installment                   149       72       84
   Real estate                    20       11       38
   Credit card                                      15
                               -----    -----   ------

   Total Loan Losses             176      149      142
                               -----    -----   ------

Recoveries:
   Commercial                      2       28       13
   Installment                    33       24       37
   Real estate                                      39
   Credit card                                       1
                               -----    -----   ------

   Total Loan Recoveries          35       52       90
                               -----    -----   ------

   Net Loan Losses               141       97       52
                               -----    -----   ------

   Ending balance             $1,094   $1,051   $1,028
                               =====    =====   ======

Net loan losses as a percent
   of average loans              .12%     .09%     .06%

Allowance as a percent of
   year end loans                .92%     .94%     .98%


   Analysis of Ending Balance
                          December 31, 2004            December 31, 2003
                       -----------------------     -------------------------
                                       Percent of                     Percent of
                            Percent of  Average            Percent of  Average
                      Amount Allowance   Loans      Amount  Allowance   Loans

   Commercial        $  829   75.78%     42.24%      $  822   78.21%   35.68%
   Installment           33    3.02%      9.65%         135   12.84%   11.14%
   Real estate          201   18.37%     47.86%          34    3.24%   52.93%
   Credit card                             .25%                         0.25%
   Unallocated           31    2.83%          %          60    5.71%        %
                      -----   -----     ------        -----   -----   ------

   Total             $1,094  100.00%    100.00%      $1,051  100.00%  100.00%
                      =====  ======     ======        =====  ======   ======

TABLE V

                           Allegheny Bancshares, Inc.
                    Time Deposit Maturities - Over $100,000
                                 (In Thousands)



                                2004     2003

Maturity
   Less than 3 months        $ 2,232  $ 3,734
   3 to 6 Months               3,278    3,058
   6 to 12 Months              5,867    5,507
   Over 12 Months              7,615    6,390
                               -----    -----

   Total                     $18,992  $18,689
                              ======   ======

TABLE VI

                           Allegheny Bancshares, Inc.
                          Quarterly Financial Results
                    (In Thousands, except per share amounts)

                     Fourth       Third      Second       First
2004                 Quarter     Quarter     Quarter     Quarter

Interest income     $ 2,409    $  2,362    $  2,271    $  2,281
Interest expense       (567)       (524)       (513)       (524)
                     ------      ------      ------      ------

Net interest income   1,842       1,838       1,758       1,757
Provision for loan
   loss                 (48)        (45)        (45)        (45)
                     ------      ------      ------      ------

Net interest income
   After provision    1,794       1,793       1,713       1,712

Noninterest income      135         126         143         108
Noninterest expense  (1,039)     (1,010)     (1,038)     (1,025)
                     ------      ------      ------     -------

Income before income tax
   provision            890         909         818         795

Income tax provision   (266)       (276)       (248)       (238)
                     ------      ------      ------      ------

Net income         $    624    $    633    $    570    $    557
                    =======     =======     =======     =======

Per common share:
Net income (basic) $    .70    $    .71    $    .63    $    .62
Cash dividends         1.10


                     Fourth       Third      Second       First
2003                 Quarter     Quarter     Quarter     Quarter

Interest income    $  2,316    $  2,302    $  2,303    $  2,222
Interest expense       (565)       (625)       (659)       (664)
                    -------      ------     -------     -------

Net interest income   1,751       1,677       1,644       1,558
Provision for loan
  loss                  (30)        (30)        (30)        (30)
                    -------     -------     -------      ------

Net interest income after
   provision          1,721       1,647       1,614       1,528
                     ------      ------      ------      ------

Noninterest income      115         104         121          92
Noninterest expense    (920)       (894)       (966)       (928)
                     ------      ------      ------      ------

Income before income tax
   provision            916         857         769         692
Income tax provision   (275)       (248)       (232)       (198)
                      -----      ------      ------      ------

Net income          $   641     $   609     $   537     $   494
                     ======      ======      ======      ======

Per common share:
Net income (basic)  $   .71     $   .68     $   .60     $   .55
Cash dividends         1.00

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

     This information is incorporated herein by reference from Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements


                          Index to Financial Statements


                                                                        Page

Independent Auditors' Report                                             23

Balance Sheets for the years ended
   December 31, 2004 and 2003                                            24

Statements of Income for the years ended
   December 31, 2004, 2003 and 2002                                      25

Statements of Changes in Stockholders' Equity for the years ended
   December 31, 2004, 2003 and 2002                                      26

Statements of Cash Flows for the years ended
   December 31, 2004, 2003 and 2002                                      27

Notes to Financial Statements                                            28

                          REPORT OF INDEPENDENT REGISTERED
                               PUBLIC ACCOUNTING FIRM



Board of Directors
Allegheny Bancshares, Inc.
Franklin, West Virginia


We have audited the accompanying balance sheets of Allegheny Bancshares, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2004, 2003, and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allegheny Bancshares, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.

                                    S. B. Hoover & Company, L.L.P.



February 11, 2005
Harrisonburg, VA

ALLEGHENY BANCSHARES, INC.

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                    ASSETS           2004           2003

Cash and due from banks (Note 2)                $  2,695,155   $  2,975,449
Interest bearing deposits in banks                   225,309        240,004
Federal funds sold (Note 2)                        2,017,963        683,895
Securities available for sale (Note 3)            33,047,889     36,857,994
Securities held to maturity (Note 3)                 500,000        500,000
Loans receivable, net of allowance for loan
   Losses of $1,094,288 in 2004 and $1,051,633
   in 2003  (Note 4)                             117,228,253    110,515,748
Bank premises and equipment, net (Note 5)          4,763,021      4,213,079
Interest receivable                                  928,235        947,988
Other assets                                         832,999        823,016
                                                 -----------    -----------

   Total Assets                                 $162,238,824   $157,757,173
                                                 ===========    ===========

                                  LIABILITIES

Deposits
   Noninterest bearing                          $ 16,347,656   $ 15,105,539
   Interest bearing
     Demand deposits                              20,746,165     18,446,427
     Savings deposits                             25,731,632     26,632,309
     Time deposits (Note 6)                       68,751,388     68,368,612
                                                 -----------    -----------

   Total Deposits                                131,576,841    128,552,887

Treasury tax and loan deposit note                   192,282         52,899
Securities sold under agreements to repurchase
   (Note 7)                                        2,352,008      1,453,887
Accrued expenses and other liabilities               576,716        806,029
Long-term debt (Note 9)                            3,493,737      3,838,178
                                                ------------   ------------

   Total Liabilities                             138,191,584    134,703,880
                                                 -----------    -----------

                             STOCKHOLDERS' EQUITY

Common stock - $1 par value, 2,000,000 shares
   Authorized, 900,000 issued in
   2004 and 2003, respectively                       900,000        900,000
Additional paid in capital                           900,000        900,000
Retained earnings (Note 10)                       22,017,014     20,619,466
Accumulated other comprehensive income               371,582        648,926
Treasury stock (at cost, 3,404 and 417 shares in
     2004 and 2003, respectively)                   (141,356)       (15,099)
                                                ------------    -----------

   Total Stockholders' Equity                     24,047,240     23,053,293
                                                 -----------    -----------

   Total Liabilities and Stockholders' Equity   $162,238,824   $157,757,173
                                                 ===========    ===========

      The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                          2004           2003        2002
INTEREST INCOME:

   Loans, including fees            $  7,957,077   $ 7,670,151   $7,179,403
   Federal funds sold                     30,128        39,802       32,329
     Interest bearing deposits in
       banks                               4,085         5,330        3,272
   Debt securities - taxable             613,201       646,351      774,419
   Debt securities - nontaxable          718,691       781,500      863,636
                                    ------------   -----------    ---------

   Total Interest Income               9,323,182     9,143,134    8,853,059
                                    ------------   -----------   ----------

INTEREST EXPENSE:

   Interest on deposits                1,958,667     2,422,755     2,902,484
   Interest on other borrowed money      169,223        90,949         6,130
                                      ----------   -----------    ----------

   Total Interest Expense              2,127,890     2,513,704     2,908,614
                                      ----------   -----------    ----------

NET INTEREST INCOME                    7,195,292     6,629,430     5,944,445

PROVISION FOR LOAN LOSSES (Note 4)       183,656       120,000       120,000
                                       ---------   -----------    ----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES           7,011,636     6,509,430    5,824,445
                                      ----------   -----------    ---------

NONINTEREST INCOME:
   Service charges, fees and
     commissions                         267,712       224,703      186,144
   Gain on security transactions          52,135         6,958       45,505
   Other operating income                192,630       200,519      169,366
                                       ---------   -----------    ---------

   Total Noninterest Income              512,477       432,180      401,015
                                       ---------   -----------    ---------

NONINTEREST EXPENSES:
   Salaries and benefits               2,123,528     1,953,054    1,902,047
   Occupancy expense                     250,874       219,276      188,444
   Equipment expense                     492,346       433,539      373,265
   Director's fees                       181,350       104,820       97,550
   Other expenses                      1,063,501       997,173      962,551
                                      ----------   -----------    ---------

   Total Noninterest Expenses          4,111,599     3,707,862    3,523,857
                                       ---------   -----------    ---------

INCOME BEFORE INCOME TAXES             3,412,514     3,233,748    2,701,603

INCOME TAX EXPENSE (Note 11)           1,028,485       952,693      770,190
                                       ---------   -----------    ---------

NET INCOME                            $2,384,029   $ 2,281,055   $1,931,413
                                       =========    ==========    =========

   Net income per share               $     2.66   $      2.54   $     2.15
                                       =========    ==========    =========

   Cash dividends paid per share      $     1.10   $      1.00   $      .90
                                       =========    ==========    =========

   Average Weighted Shares Outstanding   897,767       899,570      900,000
                                       =========    ==========    =========


          The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                                  Accumulated
                                           Additional                                 Other
                                             Common      Paid In       Retained   Comprehensive  Treasury
                                Total         Stock      Capital       Earnings       Income       Stock

Balance, December 31,
   2001                       $20,091,386    $900,000    $900,000     $18,116,821    $ 174,565    $      0
Comprehensive Income
   Net income                   1,931,413                               1,931,413
   Change in unrealized
     gain on available for
     sale securities, net of
     income tax effect of
     $456,957                     714,728                                              714,728
                              -----------
   Total Comprehensive
     Income                    2,646,141
Dividends paid                  (810,000)                                (810,000)
                              ----------      -------     -------      ----------    ---------     -------
Balance, December 31,
   2002                       21,927,527      900,000     900,000      19,238,234      889,293           0

  Comprehensive Income
   Net income                  2,281,055                                2,281,055
   Change in unrealized
     gain on available for
     sale securities, net of
     income tax effect of
     $(153,677)                 (240,367)                                             (240,367)
                              ----------
 Total Comprehensive
     Income                    2,040,688
Purchase of treasury
   stock                         (15,099)                                                         (15,099)
Dividends paid                  (899,823)                                (899,823)
                              ----------      -------     -------      ----------     --------    -------
Balance, December 31,
   2003                       23,053,293      900,000     900,000      20,619,466      648,926    (15,099)

Comprehensive Income
   Net income                  2,384,029                                2,384,029
   Change in unrealized
     gain on available for
     sale securities, net of
     income tax effect of
     $(166,943)                 (277,344)                                             (277,344)
                              ----------
Total Comprehensive
     Income                    2,106,685
Purchase of treasury
   stock                        (126,257)                                                        (126,257)
Dividends paid                  (986,481)                                (986,481)
                              ----------     -------      -------       ---------     --------   --------
Balance, December 31,
   2004                      $24,047,240    $900,000     $900,000     $22,017,014    $ 371,582  $(141,356)
                              ==========     =======      =======      ==========     ========   ========

             The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                    2004        2003          2002
OPERATING ACTIVITIES
   Net income                                    $2,384,029   $2,281,055   $1,931,413
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Provision for loan losses                    183,656      120,000      120,000
       Provision for other real estate owned losses               15,000        5,000
       Depreciation and amortization                383,984      344,792      293,324
       Gain on security transactions                (52,135)      (6,958)     (45,505)
       Net amortization of securities                86,069       94,901       17,108
       Gain on sale of equipment                     (6,174)      (2,500)
       Gain on sale of other real estate            (14,726)
       Net change in:
         Interest receivable                         19,753       41,077       82,509
         Other assets                              (110,261)    (356,857)     188,005
         Accrued expense and other liabilities       (6,273)      56,204     (441,510)
                                                  ---------    ---------    ---------

   Net Cash Provided by Operating Activities      2,867,922    2,586,714    2,150,344
                                                  ---------    ---------    ---------

INVESTING ACTIVITIES
   Proceeds from sales of available for
      sale securities                             6,077,995    1,247,303    2,040,030
   Proceeds from calls of available for
      sale securities                             2,791,500    4,445,000    6,585,000
   Proceeds from maturities of available
      for sale securities                         3,417,112    4,801,495    5,222,506
   Proceeds from call of held to maturity
      security                                      500,000      500,000
   Proceeds from sale of equipment                    6,174        2,500       19,933
   Proceeds from sale of other real estate          112,226
   Purchase of available for sale securities     (9,010,820) (14,069,974) (10,415,663)
   Purchase of held to maturity securities         (500,000)  (1,000,000)
   Purchase of bank premises and equipment         (931,148)    (675,254)    (773,663)
   Net change in interest bearing deposits
      in banks                                       14,695       20,638     (146,955)
   Net change in federal funds sold              (1,334,068)    (583,895)   3,150,000
   Net change in loans                           (6,896,161)  (7,205,458) (20,752,928)
                                                -----------  -----------  -----------


   Net Cash Used in Investing Activities         (5,752,495) (12,517,645) (15,071,740)
                                                -----------   ----------- -----------


FINANCING ACTIVITIES
   Net change in:
     Demand and savings deposits                  2,641,178    4,878,539    6,776,844
     Time deposits                                  382,776    1,692,204    6,643,242
     Short-term borrowings                        1,037,504      318,627    1,062,119
   Proceeds from long-term debt                                4,000,000
   Curtailments of long-term debt                  (344,441)    (161,822)
   Purchase of treasury stock                      (126,257)     (15,099)
   Cash dividends paid                             (986,481)    (899,823)    (810,000)
                                                -----------  -----------  -----------

   Net Cash Provided by Financing Activities      2,604,279    9,812,626   13,672,205
                                                -----------  -----------  -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                (280,294)    (118,305)     750,809

Cash and Cash Equivalents, January 1              2,975,449    3,093,754    2,342,945
                                                -----------  -----------  -----------

Cash and Cash Equivalents, December 31         $  2,695,155 $  2,975,449 $  3,093,754
                                                ===========  ===========  ===========

Supplemental Disclosure of Cash Paid During the
  Year for:
     Interest                                  $  2,122,304 $  2,592,885 $  2,995,960
     Income taxes                                 1,040,833      638,110      986,000

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

Consolidation Policy - The consolidated financial statements include Allegheny Bancshares, Inc. and Pendleton County Bank. All significant intercompany balances and transactions have been eliminated.

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

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

In the normal course of business, to meet the credit needs of its customers, the Company has made commitments to extend credit. These commitments represent a credit risk, which is not recognized in the Company's balance sheet. The Company uses the same credit policies in making commitments as it does for other loans. Commitments to extend credit are generally made for a period of one year or less and interest rates are determined when funds are disbursed. Collateral and other security for the loans are determined on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the contract or notional amounts do not necessarily represent future cash requirements. See Note 14 for lending commitments as of December 31, 2004 and 2003.

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

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 2     DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Company has cash on deposit and federal funds sold to other commercial banks amounting to $3,181,704 and $1,484,203 as of December 31, 2004 and 2003,
respectively.


NOTE 3     SECURITIES:

The amortized cost and fair values of securities are as follows:

(In Thousands)                   Amortized     Gross Unrealized     Fair
                                   Cost        Gains    Losses      Value
December 31, 2004

Securities Available-for-Sale

   United States Government
     Mortgage Backed Securities   $ 6,575     $          $ 111     $ 6,464
   United States Government
     Agency Securities              7,484        122         5       7,601
   Obligations of States and
     Political Subdivisions        18,450        567        34      18,983
                                   ------      -----      ----      ------

                                  $32,509     $  689     $ 150     $33,048
                                   ======      =====      ====      ======

Securities Held-to-Maturity

   United States Government
     Agency Securities            $   500     $    1     $         $   501
                                   ======      =====      ====      ======


December 31, 2003

Securities Available-for-Sale

   United States Government
     Mortgage Backed Securities   $10,897     $   31     $  94     $10,834
   United States Government
     Agency Securities              7,030        304         3       7,331
   Obligations of States and
     Political Subdivisions        17,892        827        26      18,693
                                   ------      -----      ----      ------

                                  $35,819     $1,162     $ 123     $36,858
                                   ======      =====      =====     ======

Securities Held-to-Maturity

   United States Government
     Agency Securities            $   500     $   13  $            $   513
                                   ======      =====   =========    ======

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 3     SECURITIES (CONTINUED):

A maturity schedule of securities as of December 31, 2004 is as follows:

(In Thousands)                                                 Weighted
                                     Amortized     Fair         Average
     Due                                Cost       Value         Yield
   Securities Available-for-Sale
     In one year or less            $    1,635  $    1,640       4.69%
     After one year through
       five years                       18,719      18,949       4.79%
     After five years through
       ten years                        11,412      11,728       5.56%
     After ten years                       743         731       5.31%
                                     ---------  ----------    -------

                                    $   32,509  $   33,048       5.07%
                                     =========   =========    =======
   Securities Held-to-Maturity
After five years through
   ten years                        $      500  $      501       5.05%
                                     =========   =========    =======

The carrying value of securities pledged by the Company to secure deposits, repurchase agreements and for other purposes amounted to $13,821,000 and $13,588,000 at December 31, 2004 and 2003, respectively. The fair value of these pledged securities approximates the carrying value. Weighted average yields have been computed on a tax equivalent basis using an incremental tax rate of 34%.


NOTE 4     LOANS RECEIVABLE:

Loans receivable outstanding are summarized as follows:      December 31,
                                                           2004       2003
(In Thousands)

Loans secured by deeds of trust on real estate
  Construction and land development                      $  8,150   $ 4,720
  Agribusiness                                             16,198    15,766
  1-4 family residential properties                        51,235    50,437
  Non-farm non-residential properties                      19,125    17,265
Loans to finance agricultural production and other
  loans to farmers                                          3,038     3,158
Commercial and industrial loans                             6,262     5,457
Personal installment loans                                 11,083    11,853
All other loans                                             3,231     2,911
                                                          -------   -------

Subtotal                                                  118,322   111,567
Less Allowance for loan losses                              1,094     1,051
                                                          -------   -------

Loans Receivable                                         $117,228  $110,516
                                                          =======   =======

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4     LOANS RECEIVABLE (CONTINUED):

Although the Company has a diversified loan portfolio, a substantial portion of the borrowers' ability to honor their contracts is dependent upon the agribusiness economic sector. Loans for agribusiness include loans directly related to poultry houses which amounted to $8,662,000 at December 31, 2004 and $8,485,000 at December 31, 2003. The majority of these loans are collateralized by a deed of trust on real estate. Farmers Home Administration (FHA) guarantees cover ninety percent of the loan balance on $2,956,000 of these loans at December 31, 2004 and $3,278,000 at December 31, 2003.

A summary of transactions in the allowance for loan losses follows:

                                                            2004      2003
                                                            (In Thousands)

Balance at Beginning of Year                             $  1,051   $ 1,028
Provision charged to operating expense                        184       120
Loan recoveries                                                35        52
Loan charge-offs                                             (176)     (149)
                                                          --------   ------

Balance at End of Year                                   $  1,094   $ 1,051
                                                          =======    ======


NOTE 5     BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are summarized as follows:
                                                           December 31
                                                        2004         2003
                                                          (In Thousands)

Bank premises                                       $    4,151    $   3,622
Furniture and equipment                                  3,159        2,795
                                                     ---------     --------

                                                         7,310        6,417

Less accumulated depreciation                            2,547        2,204
                                                     ---------     --------

Bank Premises and Equipment                         $    4,763    $   4,213
                                                     =========     ========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6     TIME DEPOSITS:

The aggregate amount of time deposits with minimum denominations of $100,000 was approximately $18,992,000 and $18,689,000 in 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of time deposits are as follows:

                                                    (In Thousands)
                      2005                          $   44,522
                      2006                               9,147
                      2007                               8,185
                      2008                               3,596
                      2009                               3,301
                                                     ---------

                      Total                         $   68,751
                                                     =========


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


NOTE 8     LINES OF CREDIT:

The Company has lines of credit with the Federal Home Loan Bank (FHLB) and other financial institutions totaling $17,100,000. As of December 31, 2004, the Company had no outstanding debt on these lines. The FHLB Line of Credit is secured by FHLB Stock, as well as investment securities and mortgage loans. These borrowings will carry interest at prevailing rates when funds are borrowed.


NOTE 9     LONG-TERM DEBT:

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh
(FHLB). The interest rates on all of the notes payable as of December 31, 2004 were fixed at the time of the advance and fixed rates range from 3.15% to 4.28%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 3.60% at December 31, 2004. The company has total borrowing capacity from the FHLB of $70,138,000.

Repayments of long term debt are due monthly. Interest expense of $136,771 was incurred on these debts in 2004. The maturities of long term debt as of December 31, 2004 are as follows:
                                                      (In Thousands)

                      2005                         $        357
                      2006                                  370
                      2007                                  383
                      2008                                  397
                      2009                                  412
                      Thereafter                          1,575
                                                   ------------

                      Total                        $      3,494
                                                    ===========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 10    DIVIDEND LIMITATIONS:

The principal source of funds of Allegheny Bancshares, Inc. is dividends paid by its subsidiary bank. The Code of West Virginia imposes certain restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 2005, the Bank could pay dividends of up to $2,779,000 without permission of the authorities.


NOTE 11    INCOME TAXES:

The current and deferred components of income tax expense are as follows:

                                                        2004         2003
                                                          (In Thousands)

Current component of income tax expense             $      956          827
Net increase resulting from deferred
   income taxes                                             72          126
                                                     ---------    ---------

Income Tax Expense                                  $    1,028    $     953
                                                     =========     ========

A reconciliation between the provision for income taxes and the amount computed by multiplying income by the statutory federal income tax rates is as follows:

                                                        2004         2003
                                                          (In Thousands)
Income taxes computed at the applicable
   Federal income tax rate                          $    1,160    $   1,100
Increase (decrease) resulting from:
   Tax exempt municipal income                            (286)        (296)
   Non-deductible interest expense                          28           34
   State tax expense, net of federal tax                   120           97
   Other                                                     6           18
                                                     ---------     --------

Income Tax Expense                                  $    1,028    $     953
                                                     =========     ========

The net deferred tax liability arising from temporary differences as of December 31 is summarized as follows:
                                                        2004         2003
                                                          (In Thousands)
Deferred Tax Asset:
-------------------
   Provision for loan losses                        $      284    $     270
   Other                                                    10           11
                                                     ---------     --------

   Total Assets                                            294          283
                                                     ---------     --------

Deferred Tax Liabilities:
-------------------------
   Unrealized gain on securities
     available for sale                                    167          390
   Depreciation                                            270          204
   Other                                                     7
                                                     ---------     --------

   Total Liabilities                                       444          594
                                                     ---------     --------

   Net Deferred Tax Liability                       $     (150)   $    (313)
                                                     =========     ========

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

                                                        2004         2003
                                                          (In Thousands)

Beginning of Year                                   $    1,249    $   1,517
Additional borrowings                                      679          641
Curtailments                                              (559)        (909)
                                                     ----------    --------

End of Year                                         $    1,369    $   1,249
                                                     =========     ========


NOTE 13    REGULATORY MATTERS:

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

As of April 30, 2004, the most recent notification from institution's primary regulator categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 13     REGULATORY MATTERS (CONTINUED):

The Company's actual capital amounts and ratios are presented below.

                                                                 For Capital     To Be Well
                                                 Actual      Adequacy Purposes   Capitalized
(Dollars In Thousands)                       Amount   Ratio      Amount Ratio   Amount  Ratio

As of December 31, 2004:
  Total Capital (to Risk Weighted Assets)   $24,844   23.4%      $8,495  > 8%   $10,619   >10%
                                                                         -                -
  Tier I Capital (to Risk Weighted Assets)   23,750   22.4%       4,247  > 4%     6,371   > 6%
                                                                         -                -
  Tier I Capital (to Average Assets)         23,750   14.4%       6,582  > 4%     8,228   > 5%
                                                                         -                -

As of December 31, 2003:
  Total Capital (to Risk Weighted Assets)   $23,383   22.3%      $8,389  > 8%   $10,486   >10%
                                                                         -                -
  Tier I Capital (to Risk Weighted Assets)   22,332   21.3%       4,195  > 4%     6,291   > 6%
                                                                         -                -
  Tier I Capital (to Average Assets)         22,332   14.0%       6,370  > 4%     7,963   > 5%
                                                                         -                -


NOTE 14    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

Fair value and the carrying value of recorded financial instruments are as follows:

                                December 31, 2004          December 31, 2003
                               Fair      Carrying         Fair      Carrying
                               Value       Value          Value       Value
                                 (In Thousands)             (In Thousands)

Cash and due from banks       $  2,695    $  2,695       $  3,215   $ 3,215
Federal funds sold               2,018       2,018            684       684
Securities available for sale   33,048      33,048         36,858    36,858
Securities held to maturity        501         500            513       500
Loans                          117,219     118,322        112,293   111,567
Interest receivable                928         928            948       948
Demand deposits                 37,094      37,094         33,552    33,552
Savings deposits                25,732      25,732         26,632    26,632
Time deposits                   68,516      68,751         68,914    68,369
Short-term borrowings            2,548       2,544          1,496     1,507
Accrued interest payable           199         199            194       194
Long-term debt                   3,494       3,494          3,817     3,838

The contract or notional amount of financial instruments with off-balance sheet risk is as follows:

                                                              December 31
                                                            2004      2003
                                                            (In Thousands)

Letters of Credit                                        $  1,372   $ 1,330
Lines of Credit (commercial and personal)                   8,223     8,048
Loan commitments (commercial and personal)                  1,697     1,027
Credit card unused credit limits                            1,397     1,213

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 15   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:


                                BALANCE SHEETS

          Assets                              December 31,   December 31,
                                                  2004           2003
                                                  ----           ----

            Cash                              $     2,755    $    81,100
            Investment in subsidiary           24,121,541     22,980,652
            Other assets                            8,335         11,114
                                               ----------     ----------

            Total Assets                      $24,132,631    $23,072,866
                                               ==========     ==========


          Liabilities

            Due to subsidiary                  $   85,391     $   19,573
                                                ---------      ---------

            Total Liabilities                      85,391         19,573
                                                ---------      ---------

          Stockholders' Equity

            Common stock, par value $1 per share
              2,000,000 shares authorized,
              900,000 shares issued in 2004
              and 2003, respectively          $   900,000    $   900,000
            Additional paid in capital            900,000        900,000
            Retained earnings                  22,017,014     20,619,466
            Accumulated other comprehensive
               income                             371,582        648,926
                                               ----------     ----------

                                               24,188,596     23,068,392
            Less treasury stock (at cost,
               3,404 and 417 shares in 2004
               and 2003, respectively)           (141,356)       (15,099)
                                               ----------     ----------

            Total Stockholders' Equity         24,047,240     23,053,293
                                               ----------     ----------

            Total Liabilities and Stockholders'
              Equity                          $24,132,631    $23,072,866
                                               ==========     ==========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 15   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                             STATEMENTS OF INCOME

                                                December 31,December 31,
                                                    2004        2003
          Income

            Dividends from subsidiary           $1,016,481     $ 996,865
                                                 ---------     ---------

            Total                                1,016,481       996,865
                                                 ---------     ---------

          Expenses

            Professional fees                       26,346         4,588
            Annual shareholder meeting              16,679
            Amortization                             2,778         2,778
            Other expenses                           4,881         1,936
                                                 ---------      --------

            Total                                   50,684         9,302
                                                 ---------      --------


          Income before undistributed income
            of subsidiary                          965,797       987,563

          Undistributed income of
            Subsidiary                           1,418,232     1,293,492
                                                 ---------     ---------

            Net Income                          $2,384,029    $2,281,055
                                                 =========     =========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 15   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                   Accumulated
                                                        Additional                     Other
                                             Common       Paid In      Retained    Comprehensive       Treasury
                               Total          Stock       Capital      Earnings         Income          Stock

Balance, December 31,
   2002                     $         0     $      0      $     0     $         0      $         0     $       0
Exchange of Allegheny
   Bancshares common
   stock for Pendleton
   County Bank stock         21,927,527      900,000      900,000      19,238,234          889,293
Comprehensive Income
   Net income                 2,281,055                                 2,281,055
   Change in unrealized
     gain on
     available for sale
     securities, net of
     income tax effect of
     $(153,677)                (240,367)                                                  (240,367)
                             ----------
   Total Comprehensive
     Income                   2,040,688
Purchase of treasury
   stock                        (15,099)                                                                 (15,099)
Dividends paid                 (899,823)                                 (899,823)
                             ----------      -------       ------      ----------       ----------     ---------
Balance, December 31,
   2003                      23,053,293      900,000      900,000      20,619,466          648,926       (15,099)

Comprehensive Income
   Net income                 2,384,029                                 2,384,029
   Change in unrealized
     gain on available for
     sale securities, net of
     income tax effect of
     $(166,943)                (277,344)                                                  (277,344)
                             ----------
   Total Comprehensive
     Income                   2,106,685
Purchase of treasury
   stock                       (126,257)                                                                (126,257)
Dividends paid                 (986,481)                                 (986,481)
                             ----------     -------       -------      ----------       ----------      --------
Balance, December 31,
   2004                     $24,047,240    $900,000      $900,000     $22,017,014      $   371,582     $(141,356)
                             ==========     =======       =======      ==========       ==========      ========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 15   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):



                            STATEMENTS OF CASH FLOWS

                                               December 31,    December 31,
                                                   2004           2003
                                                   ----           ----

      Cash Flows from Operating Activities:
         Net income                           $ 2,384,029      $ 2,281,055
         Adjustments
            Undistributed subsidiary income    (1,418,232)      (1,293,492)
            Increase in other liabilities          65,818           19,573
            Increase in other assets                2,778          (11,114)
                                               ----------       ----------

         Net Cash Provided by Operating
            Activities                          1,034,393          996,022
                                               ----------       ----------

         Cash Flows from Financing Activities:
         Purchase of treasury stock              (126,257)         (15,099)
         Dividends paid                          (986,481)        (899,823)
                                               ----------       ----------

         Net Cash Used in Financing Activities (1,112,738)        (914,922)
                                               ----------       ----------

      Net Increase (Decrease) in Cash             (78,345)          81,100

      Cash, Beginning of Year                      81,100                0
                                               ----------       ----------

      Cash, End of Year                       $     2,755      $    81,100
                                               ==========       ==========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None

Item 9A.  Controls and Procedures

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


PART III

Item 10.    Directors, Executive Officers, Promoters and Control Persons:
            Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth information with respect to the directors and executive officers of the Company:

                                  Principal
                                Position With     Term    Occupation During
    Directors             Age    the Company     Expires  the Past Five Years

Thomas J. Bowman          80  Director Since 1969 2006     Owner of Earnest
P. O. Box 905                                              Bowman & Brother
Franklin, WV 26807-0905                                    and Self-Employed
                                                           Farmer

Roger D. Champ            59  Director Since 1994 2005     Self-Employed
P. O. Box 395                                              Contractor
Moorefield, WV 26836-0395

John E. Glover            62  Director Since 1999 2006     Self-Employed Dentist
P. O. Box 668
Petersburg, WV 26847-0668

Carole H. Hartman         58  Director Since 1990 2005     Owner of Pendleton
P. O. Box 864                 Secretary of the             County Insurance
Franklin, WV 26807-0864       Board                        Agency, Self-
                                                           Employed Farmer

John D. Heavner           68  Director Since 1972 2005     Self-Employed Farmer
HC 60, Box 4
Upper Tract, WV 26866-9518

Richard W. Homan          82  Director Since 1952 2007     Banker
P. O. Box 550                 and President of the
Franklin, WV 26807-0550       Bank and CEO prior
                              to October 16, 2000

William McCoy, Jr.        83  Director Since 1954 2005     Owner of Pendleton
P. O. Box 886                 and Chairman of the          Times Newspaper,
Franklin, WV 26807-0886       Board                         Attorney

Jerry D. Moore            52  Director Since 1987 2005     Self-Employed
P. O. Box 8                                                Attorney
Franklin, WV 26807-0008

Richard C. Phares         76  Director Since 1969 2006     Owner of R.C. Phares
P. O. Box 1092                                             Store, Self-Employed
Onego, WV 26886-1092                                       Farmer

William A. Loving, Jr.    49  Executive Vice-     2005     1993-2000 Regional
P.O. Box 238                  President and CEO            Vice-President with
Franklin, WV  26807-0238      of the Bank since            One Valley Bank in
                              October 16, 2000;            Beckley, WV
                              Director since
                              January 29, 2002

Dolan Irvine             57   Director Since       2007    Assessor, Appraiser
HC 82 Box 151                 October 30, 2003             Pocahontas County
Marlinton, WV  24954                                       Self-Employed
                                                           Farmer

L. Kirk Billingsley      44   Vice President of
P.O. Box 523                  Finance and Chief             Branch Manager and
Monterey, VA 24465            Financial Officer             Chief Financial
                              since February 22,            Officer, Blue Grass
                              2005                          Valley Bank

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

     It is difficult for a community bank to find a single individual that has every one of the Securities and Exchange Commission's qualifications of an audit committee financial expert; Allegheny believes that having only one individual with financial expertise designation would cause the remaining members to believe that their oversight responsibility had been diminished. Allegheny believes that each member of the audit committee has sufficient knowledge in financial and auditing matters to serve on the committee. As such, the board does not believe that it is necessary to actively search for an outside person to serve on the board to qualify as an audit committee financial expert. The committee has authority to engage legal counsel, other experts or consultants as it deems appropriate to carry out its responsibilities. The audit committee is responsible for the appointment, replacement, compensation and oversight of the independent auditor engaged to prepare or issue audit reports on our financial statements. As a result, Allegheny has not designated one individual as an "audit committee financial expert."

Compensation of Directors

     Directors of the Company receive a fee of $500 for each meeting of the Board of Directors they attend.

Code of Ethics

      The Company has adopted a Code of Ethics that applies to principal officers and financial professionals of both the Company and the Bank, including the Chief Executive Officer and Chief Financial Officer. The Code of Ethics has been filed as Exhibit 14 to this Form 10-K. If we make any substantive amendments to this Code of Ethics or grant any waivers, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11.  Executive Compensation

Summary of Compensation

     The table below reflects information concerning the annual compensation for services in all capacities to the corporation for the fiscal years ended December 31, 2004, 2003 and 2002, for the Chief Executive Officer and any executive officer whose annual salary and bonus exceeded $100,000.

                           Summary Compensation Table
                                                  Annual Compensation (1)
                                                                 Other Annual
  Name and Principal Position       Year      Salary      Bonus  Compensation
  ---------------------------       ----      ------      -----  ------------
William A. Loving, Jr., Executive
  Vice President and Chief          2004     $132,500   $16,695(2)  $   0
  Executive Officer                 2003     $125,000   $14,900(3)  $   0
                                    2002     $122,134   $10,585(4)  $   0

(1) Does not include perquisites and other personal benefits, including personal use of an automobile valued at $1,671 in 2004 and the cost of group-term life insurance coverage over $50,000 which was $360 in 2004.
(2)  Paid in 2005.
(3)  Paid in 2004.
(4)  Paid in 2003.

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

401(k) Plan

     The Bank maintains a 401(k) profit sharing plan that generally covers all employees who have completed one year of service. Contributions to the plan are based on a percentage of each employee's salary plus matching contributions. The payment of benefits to participants is made at death, disability, termination or retirement. Contributions to the plan for all employees charged to operations during 2004 amounted to $77,116.

Compensation Policies

     The board of directors has not established formal compensation committees as the entire board serves in these capacities. Other information required by this item is set forth under the caption "Board of Directors Report on Executive Compensation" of our 2005 Proxy Statement and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The following table sets forth information as of February 1, 2005, relating to the beneficial ownership of the common stock by (a) each person or group known by the Company to own beneficially more than 5% of the outstanding common stock; (b) each of the Company's directors; and (c) all directors and executive officers of the Company as a group. Ownership includes direct and indirect (beneficial) ownership as defined by SEC rules.

      Name                Amount and Nature of               Percent
   and Address         Beneficial Ownership (1)(2)          of Class

T. J. Bowman                  1,752 Direct                    1.48%
                             11,555 Indirect

Roger Champ                   4,140 Direct                    *
                                480 Indirect

John E. Glover                5,675 Direct                    1.50%
                              7,755 Indirect

Carole H. Hartman             2,555 Direct                    *

John D. Heavner               2,400 Direct                    *
                              1,200 Indirect

Richard Homan                   600 Direct                    7.86%
P. O. Box 550                69,900 Indirect (3)
Franklin, WV 26807-0550

William McCoy, Jr.           15,976 Direct                    3.12%
                             12,000 Indirect

Jerry Moore                  10,060 Direct                    1.16%
                                300 Indirect

Richard C. Phares            17,827 Direct                    1.99%

William A. Loving, Jr.          719 Direct                    *
                                209 Indirect

Dolan Irvine                  1,038 Direct                    *

All Directors and Executive
Officers As a Group         166,141                          17.10%


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

Item 13.  Certain Relationships and Related Transactions

     The Company has had and intends to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of the Company and their associates. Total loans outstanding from the Company at December 31, 2004 to the Company's officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more were $1,369,308 or approximately 5.69% of the Company's total equity capital. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

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

Item 14.  Principal Accountant Fees and Services

     The information regarding principal accountant fees and services under the caption Ratification of Auditors contained in the 2004 Proxy Statement is incorporated herein by reference.


PART IV

Item 15.  Exhibits and Reports on Form 8-K

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


    The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10KSB filed March 26, 2004.

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


b.    Reports on 8K

          No reports were filed for the quarter ended December 31, 2004.

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

                                       ALLEGHENY BANCSHARES, INC.

                                       By: /s/ WILLIAM A. LOVING, JR.
                                           ----------------------------------
                                           William A. Loving, Jr.
                                           Executive Vice-President and
                                           Chief Executive Officer

                                       Date: March 18, 2005
                                            ---------------


                                       By: /s/ ERIN S. SITES
                                           ----------------------------------

                                           Erin S. Sites
                                           Controller

                                       Date:  March 18, 2005
                                            ----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

        Signature                         Title                  Date

/s/ THOMAS J. BOWMAN
----------------------                                        March 17, 2005
Thomas J. Bowman                        Director

/s/ ROGER D. CHAMP
----------------------                                        March 17, 2005
Roger D. Champ                          Director

/s/ JOHN E. GLOVER
----------------------                                        March 17, 2005
John E. Glover                          Director

/s/ CAROLE H. HARTMAN
---------------------                   Director              March 17, 2005
Carole H. Hartman                       Secretary

/s/ JOHN D. HEAVNER
---------------------                                         March 17, 2005
John D. Heavner                         Director

/s/ RICHARD W. HOMAN
---------------------                                         March 17, 2005
Richard W. Homan                        Director


---------------------
                                  Chairman of the Board
William McCoy, Jr.                      Director

/s/ JERRY D. MOORE
---------------------                                         March 17, 2005
Jerry D. Moore                          Director

/s/ RICHARD C. PHARES
---------------------                                         March 17, 2005
Richard C. Phares                       Director

/s/ WILLIAM A LOVING, JR.
---------------------                                         March 17, 2005
William A. Loving, Jr.                  Director

/s/ DOLAN IRVINE
---------------------                                         March 17, 2005
Dolan Irvine                            Director