Form 10-Q
period 2005-03-31
ALLEGHENY BANCSHARES INC
filed 2005-05-11
CIK 1213662

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2005


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


                                  (304) 358-2311
                (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ---      -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes       No  X
                                         ------   ------


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                         Common Stock, par value - $1.00
              896,596 shares outstanding as of April 15, 2005

                           ALLEGHENY BANCSHARES, INC.

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                  PAGE

    Item 1. Financial Statements                                    2

            Unaudited Consolidated Statements of Income -
            Three Months ended March 31, 2005 and 2004              2

            Consolidated Balance Sheets -
            March 31, 2005 (Unaudited) and
            December 31, 2004 (Audited)                             3

            Unaudited Consolidated Statements of Changes in
            Stockholders' Equity - Three Months Ended
            March 31, 2005 and 2004                                 4

            Unaudited Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2005 and 2004              5

            Notes to Consolidated Financial Statements              6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     8

    Item 3. Quantitative and Qualitative Disclosures about
            Market Risk                                            13

    Item 4. Controls and Procedures                                13

PART II.    OTHER INFORMATION

    Item 1. Legal Proceedings                                      13

    Item 2. Changes in Securities                                  13

    Item 3. Defaults upon Senior Securities                        13

    Item 4. Submission of Matters to a Vote of Security Holders    14

    Item 5. Other Information                                      14

    Item 6. Exhibits and Reports on Form 8K                        14


            SIGNATURES                                             15

Part I.  Financial Information
Item 1.  Consolidated Financial Statements
                           Allegheny Bancshares, Inc.
                        Consolidated Statements of Income
              (In thousands, except for per share information)
                                   (Unaudited)
                                                      Three Months Ended
                                                     March 31,   March 31,
                                                       2005        2004
Interest and Dividend Income:
   Loans and fees                                    $ 2,036      $ 1,922
   Investment securities - taxable                       154          172
   Investment securities - nontaxable                    182          184
   Deposits and federal funds sold                         9            3
                                                      ------       ------

   Total Interest and Dividend Income                  2,381        2,281
                                                      ------       ------

Interest Expense:
   Deposits                                              538          482
   Borrowings                                             46           42
                                                      ------       ------

   Total Interest Expense                                584          524
                                                      ------       ------

Net Interest Income                                    1,797        1,757

Provision for loan losses                                 54           45
                                                      ------       ------

Net interest income after provision
   for loan losses                                     1,743        1,712
                                                      ------       ------

Noninterest Income:
   Service charges on deposit accounts                   131           48
   Other income                                           41           50
   Gain on security transactions                           2           10
                                                      ------       ------

   Total Noninterest Income                              174          108
                                                      ------       ------

Noninterest Expense:
   Salaries and benefits                                 577          546
   Occupancy expenses                                     67           61
   Equipment expenses                                    123          116
   Other expenses                                        303          302
                                                      ------       ------

   Total Noninterest Expenses                          1,070        1,025
                                                      ------       ------

Income before Income Taxes                               847          795

Income Tax Expense                                       269          238
                                                      ------       ------

   Net Income                                        $   578      $   557
                                                      ======       ======

Earnings Per Share
   Net income                                        $   .64      $   .62
                                                      =======      =======

   Weighted Average Shares Outstanding               896,596      898,987
                                                     =======      =======

       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                            March 31, 2005   December 31, 2004
                                               Unaudited         Audited
ASSETS

Cash and due from banks                      $   2,322        $   2,695
Federal funds sold                                 373            2,018
Interest bearing deposits in banks                 236              225
Investment securities available for sale        32,461           33,048
Investment securities held to maturity             500              500
Loans receivable, net of allowance for loan
   losses of $1,124 and $1,094 respectively    121,022          117,228
Bank premises and equipment, net                 5,508            4,763
Other assets                                     1,765            1,762
                                              --------         --------

   Total Assets                              $ 164,187        $ 162,239
                                              ========         ========

LIABILITIES

Deposits
   Noninterest bearing demand                $  15,904        $  16,348
   Interest bearing
      Demand                                    21,453           20,746
      Savings                                   24,080           25,732
      Time deposits over $100,000               19,572           18,992
      Other time deposits                       51,120           49,759
                                              --------         --------

   Total Deposits                              132,129          131,577

Accrued expenses and other liabilities             636              577
Short-term borrowings                            3,712            2,544
Long-term debt                                   3,406            3,494
                                              --------         --------

   Total Liabilities                           139,883          138,192
                                              --------         --------

STOCKHOLDERS' EQUITY

Common stock; $1 par value, 2,000,000 shares
   Authorized, 900,000 issued                      900              900
Additional paid in capital                         900              900
Retained earnings                               22,595           22,017
Accumulated other comprehensive income              50              371
Treasury stock (at cost, 3,404 shares in
   2005 and 1,931 shares in 2004)                 (141)            (141)
                                              --------         ---------

   Total Stockholders' Equity                   24,304           24,047
                                              --------         --------

   Total Liabilities and Stockholders'
      Equity                                 $ 164,187        $ 162,239
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



                                         Allegheny Bancshares, Inc.
                      Consolidated Statements of Changes in Stockholders' Equity
                                              (In thousands)
                                               (Unaudited)

                                                                               Accumulated
                                                    Additional                    Other
                                     Common          Paid In      Retained    Comprehensive    Treasury
                        Total        Stock           Capital      Earnings        Income        Stock

Balance, December 31,
   2004               $  24,047    $    900          $    900    $   22,017      $    371      $   (141)

Comprehensive Income
   Net income               578                                         578
   Change in unrealized
     gain on
     available for sale
     securities, net of
     income tax effect of
     $(144)                (321)                                                     (321)
                       ----------
   Total Comprehensive
     Income                 257
                        ---------    ---------        -------       ---------     -------      --------


Balance, March 31,
   2005               $  24,304    $    900          $    900    $   22,595      $     50      $   (141)
                       ========     =======           =======     =========       =======       ========

Balance, December 31,
   2003               $  23,053    $    900          $    900    $   20,619      $    649      $    (15)
Comprehensive Income
   Net income               557                                         557
   Change in unrealized
     gain on
     available for sale
     securities, net of
     income tax effect of
     $35                     79                                                        79
                       --------
   Total Comprehensive
     Income                 636
Purchase of treasury
   stock                    (59)                                                                    (59)
                           -----     -------          ---------     --------        -------       --------

Balance, March 31,
   2004               $  23,630    $    900          $    900    $   21,176      $    728       $   (74)
                       ========     =======           =======      ========      =========       =======


       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                          Three Months Ended
                                                              March 31,
                                                            2005      2004
Cash Flows from Operating Activities:
   Net income                                            $    578   $   557
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                54        45
      Depreciation and amortization                            99        86
      Net amortization of securities                           16        22
      Gain on sale of securities                               (2)      (10)
      Gain on sale of equipment                                          (6)
      Net change in:
       Accrued income                                         (99)      (85)
       Other assets                                            96        (5)
       Accrued expense and other liabilities                  203        29
                                                          -------    ------

   Net Cash Provided by Operating Activities                  945       633
                                                          -------    ------

Cash Flows from Investing Activities:
   Net change in federal funds sold                         1,645    (1,028)
   Net change in interest bearing deposits in banks           (11)       24
   Proceeds from sales, calls and maturities
    of securities available for sale                        2,729     4,058
   Purchase of securities available for sale               (2,621)     (776)
   Net increase in loans                                   (3,848)   (2,024)
   Proceeds from sale of bank premises and equipment                      6
   Purchase of bank premises and equipment                   (844)      (87)
                                                          --------   -------

   Net Cash Provided by (Used in) Investing Activities     (2,950)      173
                                                          --------   ------

Cash Flows from Financing Activities:
   Net change in:
    Demand and savings deposits                            (1,389)     (249)
    Time deposits                                           1,941    (1,143)
   Proceeds from borrowings                                 1,168       302
   Curtailments of borrowings                                 (88)      (85)
   Purchase of treasury stock                                           (59)
                                                          -------    -------

   Net Cash Provided by (Used in) Financing Activities      1,632    (1,234)
                                                          -------    -------

Cash and Cash Equivalents
   Net increase (decrease) in cash and cash equivalents      (373)     (428)
   Cash and Cash Equivalents, beginning of period           2,695     2,975
                                                          -------    ------

   Cash and Cash Equivalents, end of period              $  2,322   $ 2,547
                                                          =======    ======

Supplemental Disclosure of Cash Paid During the Period for:
   Interest                                              $    562   $   530
   Income taxes                                                     $    70

       The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1      ACCOUNTING PRINCIPLES:

      The financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations for the periods ended March 31, 2005 and 2004. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2004 annual report to stockholders of Allegheny Bancshares, Inc.

NOTE 2      INVESTMENT SECURITIES:

      The amortized costs of investment securities and their approximate fair values at March 31, 2005 and December 31, 2004 follows (in thousands):


                                   March 31, 2005      December 31, 2004

                                  Amortized  Fair    Amortized     Fair
                                    Cost     Value     Cost        Value

 Securities available for sale:

   U.S. Treasury and agency
    obligations                  $  7,475  $  7,471   $ 7,484   $  7,601
   State and municipal             18,693    18,953    18,450     18,983
   Mortgage-backed securities       6,221     6,037     6,575      6,464
                                  -------   -------    ------    -------

    Total                        $ 32,389  $ 32,461   $32,509   $ 33,048
                                  =======   =======    ======    =======

 Securities held to maturity:

   U.S. Treasury and agency
      obligations                $    500  $    494   $   500   $    501
                                  =======   =======    ======    =======

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3      LOANS:

      Loans outstanding are summarized as follows (in thousands):
                                                   March 31,   December 31,
                                                     2005         2004

 Real estate loans                                 $ 56,299     $55,406
 Commercial and industrial loans                     52,374      49,023
 Loans to individuals, primarily
   collateralized by autos                           10,880      11,144
 All other loans                                      2,593       2,749
                                                    -------      ------

   Total Loans                                      122,146     118,322

 Less allowance for loan losses                       1,124       1,094
                                                    -------      ------

   Net Loans Receivable                            $121,022    $117,228
                                                    =======     =======


NOTE 4      ALLOWANCE FOR LOAN LOSSES:

      A summary of transactions in the allowance for loan losses for the three months ended March 31, 2005 and 2004 follows (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                     2005         2004
 Balance, beginning of period                      $  1,094     $  1,052
 Provision charged to operating expenses                 54           45
 Recoveries of loans charged off                          4            3
 Loans charged off                                      (28)         (50)
                                                    -------      -------

 Balance, end of period                            $  1,124     $  1,050
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

Overview

      Net income increased from $557,000 for the three months ended March 31, 2004 to $578,000 for the three months ended March 31, 2005 and earnings per share increased from $.62 to $.64. Increases of $40,000 in net interest income and $66,000 in noninterest income were offset by increases in the provision for loan losses and noninterest expenses.

Net Interest Income

      The Company's taxable equivalent net interest income increased from $1,852,000 for the three months ended March 31, 2004 to $1,892,000 for the three months ended March 31, 2005, due to the net growth of earning assets. The Company's net yield on earnings assets for 2005 was 4.89% compared to 4.94% for 2004 as the cost of funds increased more than the yield on earning assets. The cost of funds increased due to the repricing of maturing time deposits at higher current rates. Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

Allowance for Loan Losses and Provision for Loan Losses

      The provision for loan losses were $54,000 and $45,000 for the three months ended March 31, 2005 and 2004, respectively. The allowance for loan losses ("ALL") was $1,124,000 (.92% of loans) at the end of the first quarter of 2005 compared with $1,094,000 (.92% of loans) at December 31, 2004. The ALL is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The calculation of the ALL is considered to be a critical accounting policy.

Noninterest Income

      Noninterest income was $174,000 and $108,000 for the three months ended March 31, 2005 and 2004, respectively. Noninterest income (excluding security gains and losses) as a percentage of average assets increased from .25% to .43% (annualized). Service charges increased from $48,000 for the three months ended March 31, 2004 to $131,000 for the three months ended March 31, 2005, primarily as a result of an increase in overdraft fees and the introduction of the Company's overdraft bounce protection program in December 2004.

Noninterest Expenses

      Noninterest expenses were $1,070,000 and $1,025,000 for the three months ended March 31, 2005 and 2004, respectively. Noninterest expenses as a percentage of average assets was 2.62% (annualized) for the three months ended March 31, 2005, up from 2.61% for the same period of 2004. Salaries and benefits increased as a result of an increase in the number of employees, merit increases, and higher benefit costs. Equipment expenses, including software maintenance contract expense and depreciation expense, increased as a result of the implementation of the Bank's website, internet banking and bounce protection after the first quarter of 2004.

Income Tax Expense

      Income tax expense equaled 31.76% of income before income taxes for the three months ended March 31, 2005 compared with 29.94% for the three months ended March 31, 2004.

Loans

      Total loans increased from $118,322,000 at December 31, 2004 to $122,146,000 at March 31, 2005. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 82% of the loan portfolio is secured by real estate.

Loan Portfolio Risk Factors

      Loans accounted for on a nonaccrual basis were $468,000 at March 31, 2005 (.38% of total loans). Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $384,000 (.31% of total loans). Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

Deposits

      The Company's deposits increased $552,000 during the first three months of 2005 to $132,129,000 at March 31, 2005. As rates continue to increase, competition for deposits increased. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 14.81% and 14.43% of total deposits at March 31, 2005 and December 31, 2004, respectively.

Short-Term Borrowings

      Short-term borrowings were $3,712,000 and $2,544,000 as of March 31, 2005 and December 31, 2004, respectively. This increase was a result of commercial customers utilizing Term and Daily Sweep Repurchase Agreements.

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

Capital

      Capital as a percentage of total assets was 14.82% at March 31, 2005 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

Uncertainties and Trends

      Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

Liquidity and Interest Sensitivity

      At March 31, 2005, the Company had liquid assets of approximately $2.9 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at March 31, 2005. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $17.1 million.

      At March 31, 2005, the Company had a negative cumulative Gap Rate Sensitivity Ratio of -35.66% for the one year repricing period. This rate does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is 2.60%. This generally indicates that net interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II shows the Company's interest sensitivity.

                                   TABLE I
Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a Fully Taxable Equivalent Basis)(Dollar Amounts in Thousands)

                             Three Months Ended           Three Months Ended
                               March 31, 2005               March 31, 2004
                               --------------               --------------
                        Average   Income/              Average   Income/
                        Balance   Expense    Rates     Balance   Expense  Rates

Interest Income
    Loans 1            $119,609 $  2,036      6.81%   $112,505  $ 1,922    6.83%
    Federal funds sold    1,320        8      2.42%        869        2     .92%
    Interest bearing
      deposits              279        1      1.64%        241        1    1.66%
Investments
      Taxable            15,246      154      4.04%     18,168      172    3.79%
      Nontaxable 2       18,332      277      6.04%     18,198      279    6.13%
                         ------   -------  --------     ------    ------   -----

Total Earning Assets    154,786    2,476      6.40%    149,981    2,376    6.34%
                        -------   -------   --------   -------    ------   -----

Interest Expense
    Demand deposits      21,116       59      1.12%     17,883       36     .81%
    Savings              24,890       46       .74%     26,428       49     .74%
    Time deposits        69,923      433      2.48%     68,023      397    2.33%
    Short-term
      borrowings          2,833       15      2.12%      2,068        8    1.55%
    Long-term debt        3,455       31      3.59%      3,801       34    3.58%
                         ------   ------     ------      -----    ------  ------

    Total Interest Bearing
       Liabilities     $122,217 $    584      1.91%   $118,203  $   524    1.77%
                        -------  -------    ------     ------    ------   -----

    Net Interest Margin 1          1,892                          1,852
                                  =======                         =====

Net Yield on Interest
   Earning Assets                             4.89%                        4.94%
                                            =======                        =====

1   Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income

                                    TABLE II
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
March 31, 2005

(In Thousands of Dollars)
                              0-3       4-12       1-5      Over 5       Total
                            Months     Months     Years     Years
Uses of Funds:

Loans:
  Commercial              $ 14,984   $ 8,466    $ 20,956    $ 10,561    $ 54,967
  Consumer                     611       804       8,111       1,070      10,596
  Real estate                7,498     5,927       7,725      35,149      56,299
  Credit card                  284                                           284
Federal funds sold             373                                           373
Interest bearing deposits      236                                           236
Investment securities                    303      13,411      19,247      32,961
                           -------    -------     ------     -------     -------

Total                       23,986    15,500      50,203      66,027     155,716
                            ------    -------     ------      -------    -------


Sources of Funds:

Deposits:
  Interest bearing demand   21,453                                        21,453
  Savings                   24,080                                        24,080
  Time deposits over
     $100,000                3,292     8,206       8,074                  19,572
  Other time deposits       13,697    20,212      16,501         710      51,120
Short-term borrowings        2,242     1,470                               3,712
Long-term debt                  89       271       1,577       1,469       3,406
                            ------    -------     ------     -------     -------

Total                       64,853    30,159      26,152       2,179     123,343
                            ------    -------     ------     -------    -------

Discrete Gap               (40,867)  (14,659)     24,051      63,848      32,373

Cumulative Gap             (40,867)  (55,526)    (31,475)     32,373
Ratio of Cumulative Gap
  To Total Earning Assets   -26.24%   -35.66%     -20.21%      20.79%


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 2005. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float.

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

No.                           Description                         Exhibit Number

3.1   Articles of Incorporation - Allegheny Bancshares, Inc.             E2

   The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 26, 2004.

No.                           Description                         Exhibit Number

3.3   Bylaws of Allegheny Bancshares, Inc.                               3.3


b.       Reports on 8K

         On March 14, 2005 the Company filed a report on Form 8-K, Item 5.02 announcing the hiring of L. Kirk Billingsley as Chief Financial Officer.

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

                                       ALLEGHENY BANCSHARES, INC.


                                       By: /s/ WILLIAM A. LOVING
                                           ----------------------------------
                                           William A. Loving, Jr.
                                           Executive Vice President and
                                             Chief Executive Officer

                                       By: /s/ L. KIRK BILLINGSLEY
                                           ----------------------------------
                                           L. Kirk Billingsley
                                           Chief Financial Officer


Date:  May 6, 2005