Form 10-Q
period 2005-06-30
ALLEGHENY BANCSHARES INC
filed 2005-08-04
CIK 1213662

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                    For Quarterly Period Ended June 30, 2005


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


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                              Common Stock, par value - $1.00
                       896,595 shares outstanding as of July 31, 2005

                           ALLEGHENY BANCSHARES, INC.

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                 PAGE

   Item 1.  Financial Statements                                    2

            Unaudited Consolidated Statements of Income -
            Six Months ended June 30, 2005 and 2004                 2

            Unaudited Consolidated Statements of Income -
            Three Months ended June 30, 2005 and 2004               3

            Consolidated Balance Sheets -
            June 30, 2005 (Unaudited) and
            December 31, 2004 (Audited)                             4

            Unaudited Consolidated Statements of Changes in
            Stockholders' Equity - Six Months Ended
            June 30, 2005 and 2004                                  5

            Unaudited Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 2005 and 2004                 6

            Notes to Consolidated Financial Statements              7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     9

   Item 3.  Quantitative and Qualitative Disclosures about
            Market Risk                                            15

   Item 4.  Controls and Procedures                                15

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                      15

   Item 2.  Changes in Securities                                  15

   Item 3.  Defaults upon Senior Securities                        15

   Item 4.  Submission of Matters to a Vote of Security Holders    16

   Item 5.  Other Information                                      16

   Item 6.  Exhibits and Reports on Form 8K                        16


            SIGNATURES                                             17

Part I.  Financial Information
Item 1.  Consolidated Financial Statements

                           Allegheny Bancshares, Inc.
                        Consolidated Statements of Income
                 (In thousands, except for per share information)
                                   (Unaudited)
                                                       Six Months Ended
                                                     June 30,    June 30,
                                                       2005        2004
Interest and Dividend Income:
   Loans and fees                                    $ 4,202      $ 3,860
   Investment securities - taxable                       300          323
   Investment securities - nontaxable                    362          361
   Deposits and federal funds sold                        17            8
                                                      ------       ------

   Total Interest and Dividend Income                  4,881        4,552
                                                      ------       ------

Interest Expense:
   Deposits                                            1,146          954
   Borrowings                                            103           83
                                                      ------       ------

   Total Interest Expense                              1,249        1,037
                                                      ------       ------

Net Interest Income                                    3,632        3,515

Provision for loan losses                                109           90
                                                      ------       ------

Net interest income after provision
   for loan losses                                     3,523        3,425
                                                      ------       ------

Noninterest Income:
   Service charges on deposit accounts                   292          108
   Other income                                          106           97
   Gain on security transactions                           2           46
                                                      ------       ------

   Total Noninterest Income                              400          251
                                                      ------       ------

Noninterest Expense:
   Salaries and benefits                               1,140        1,084
   Occupancy expenses                                    136          121
   Equipment expenses                                    262          237
   Other expenses                                        642          621
                                                      ------       ------

   Total Noninterest Expenses                          2,180        2,063
                                                      ------       ------

Income before Income Taxes                             1,743        1,613

Income Tax Expense                                       541          486
                                                      ------       ------

   Net Income                                        $ 1,202      $ 1,127
                                                      ======       ======

Earnings Per Share
   Net income                                        $  1.34      $  1.25
                                                      ======       ======

   Weighted Average Shares Outstanding               896,596      898,497
                                                     =======      =======

       The accompanying notes are an integral part of these statements.

Part I.  Financial Information
Item 1.  Consolidated Financial Statements

                           Allegheny Bancshares, Inc.
                        Consolidated Statements of Income
                (In thousands, except for per share information)
                                   (Unaudited)
                                                      Three Months Ended
                                                     June 30,    June 30,
                                                       2005        2004
Interest and Dividend Income:
   Loans and fees                                    $ 2,166      $ 1,938
   Investment securities - taxable                       146          151
   Investment securities - nontaxable                    180          177
   Deposits and federal funds sold                         8            5
                                                      ------       ------

   Total Interest and Dividend Income                  2,500        2,271
                                                      ------       ------

Interest Expense:
   Deposits                                              608          472
   Borrowings                                             57           41
                                                      ------       ------

   Total Interest Expense                                665          513
                                                      ------       ------

Net Interest Income                                    1,835        1,758

Provision for loan losses                                 55           45
                                                      ------       ------

Net interest income after provision
   for loan losses                                     1,780        1,713
                                                      ------       ------

Noninterest Income:
   Service charges on deposit accounts                   161           60
   Other income                                           65           47
   Gain on security transactions                                       36
                                                      ------       ------

   Total Noninterest Income                              226          143
                                                      ------       ------

Noninterest Expense:
   Salaries and benefits                                 563          538
   Occupancy expenses                                     69           60
   Equipment expenses                                    139          121
   Other expenses                                        339          319
                                                      ------       ------

   Total Noninterest Expenses                          1,110        1,038
                                                      ------       ------

Income before Income Taxes                               896          818

Income Tax Expense                                       272          248
                                                      ------       ------

   Net Income                                        $   624      $   570
                                                      ======       ======

Earnings Per Share
   Net income                                        $   .70      $   .63
                                                      ======       ======

   Weighted Average Shares Outstanding               896,596      898,006
                                                     =======      =======

       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                             June 30, 2005  December 31, 2004
                                               Unaudited         Audited
ASSETS

Cash and due from banks                      $   2,494        $   2,695
Federal funds sold                                 435            2,018
Interest bearing deposits in banks                 114              225
Investment securities available for sale        31,283           33,048
Investment securities held to maturity             500              500
Loans receivable, net of allowance for loan
   losses of $1,133 and $1,094 respectively    125,431          117,228
Bank premises and equipment, net                 5,812            4,763
Other assets                                     1,741            1,762
                                              --------         --------

   Total Assets                              $ 167,810        $ 162,239
                                              ========         ========

LIABILITIES

Deposits
   Noninterest bearing demand                $  16,258        $  16,348
   Interest bearing
      Demand                                    22,833           20,746
      Savings                                   23,031           25,732
      Time deposits over $100,000               19,683           18,992
      Other time deposits                       52,047           49,759
                                              --------         --------

   Total Deposits                              133,852          131,577

Accrued expenses and other liabilities             493              577
Short-term borrowings                            4,087            2,544
Long-term debt                                   4,317            3,494
                                              --------         --------

   Total Liabilities                           142,749          138,192
                                              --------         --------

STOCKHOLDERS' EQUITY

Common stock; $1 par value, 2,000,000 shares
   Authorized, 900,000 issued                      900              900
Additional paid in capital                         900              900
Retained earnings                               23,219           22,017
Accumulated other comprehensive income             183              371
Treasury stock (at cost, 3,405 shares in
   2005 and 1,931 shares in 2004)                 (141)            (141)
                                              --------         --------

   Total Stockholders' Equity                   25,061           24,047
                                              --------         --------

   Total Liabilities and Stockholders'
      Equity                                 $ 167,810        $ 162,239
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

                           Allegheny Bancshares, Inc.
                 Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)
                                   (Unaudited)
                                                                            Accumulated
                                                    Additional                 Other
                                           Common    Paid In     Retained  Comprehensive Treasury
                                  Total     Stock    Capital     Earnings     Income      Stock

Balance, December 31,
   2004                         $  24,047  $    900  $    900   $   22,017    $    371  $   (141)

Comprehensive Income
   Net income                       1,202                            1,202
   Change in unrealized
     gain on
     available for sale
     securities, net of
     income tax effect of
     $(85)                           (188)                                        (188)
                                 --------
   Total Comprehensive
     Income                         1,014
                                 --------   -------   -------    ---------     -------    -------


Balance, June 30,
   2005                         $  25,061  $    900  $    900 $   23,219      $    183   $   (141)
                                 ========   =======   =======  =========       =======    =======

Balance, December 31,
   2003                         $  23,053  $    900  $    900 $   20,619      $    649   $    (15)
Comprehensive Income
   Net income                       1,127                          1,127
   Change in unrealized
     gain on
     available for sale
     securities, net of
     income tax effect of
     $(384)                          (635)                                        (635)
                                 --------
   Total Comprehensive
     Income                          492
Purchase of treasury
   stock                             (79)                                                     (79)
                                 -------   -------   -------  ---------        -------     ------

Balance, June 30,
   2004                        $  23,466  $    900  $    900 $   21,746       $     14    $   (94)
                                ========   =======   =======  =========        =======     ======

                       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                            2005      2004
Cash Flows from Operating Activities:
   Net income                                            $  1,202   $ 1,127
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                               109        90
      Depreciation and amortization                           207       177
      Net amortization of securities                           29        51
      Gain on sale of securities                               (2)      (46)
      Gain on sale of equipment                                          (6)
      Net change in:
       Accrued income                                         (56)       23
       Other assets                                            78       (56)
       Accrued expense and other liabilities                   (2)     (163)
                                                          --------   -------

   Net Cash Provided by Operating Activities                1,565     1,197
                                                          -------    ------

Cash Flows from Investing Activities:
   Net change in federal funds sold                         1,583       683
   Net change in interest bearing deposits in banks           111        21
   Proceeds from sales, calls and maturities
    of securities available for sale                        4,087     8,021
   Purchase of securities available for sale               (2,621)   (3,792)
   Net increase in loans                                   (8,312)   (6,286)
   Proceeds from sale of bank premises and equipment                      6
   Purchase of bank premises and equipment                 (1,255)     (145)
                                                          --------   -------

   Net Cash Provided by (Used in) Investing Activities     (6,407)   (1,492)
                                                          --------   -------

Cash Flows from Financing Activities:
   Net change in:
    Demand and savings deposits                              (704)     (914)
    Time deposits                                           2,979      (353)
   Proceeds from borrowings                                 2,543     1,408
   Curtailments of borrowings                                (177)     (171)
   Purchase of treasury stock                                           (79)
                                                          -------    -------

   Net Cash Provided by (Used in) Financing Activities      4,641      (109)
                                                          -------    -------

Cash and Cash Equivalents
   Net increase (decrease) in cash and cash equivalents      (201)     (404)
   Cash and Cash Equivalents, beginning of period           2,695     2,975
                                                          -------    ------

   Cash and Cash Equivalents, end of period              $  2,494   $ 2,571
                                                          =======    ======

Supplemental Disclosure of Cash Paid During
   the Period for:
    Interest                                             $  1,208   $ 1,049
    Income taxes                                              529   $   474

       The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1      ACCOUNTING PRINCIPLES:

      The financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, and the results of operations for the periods ended June 30, 2005 and 2004. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2004 annual report to stockholders of Allegheny Bancshares, Inc.


NOTE 2      INVESTMENT SECURITIES:

      The amortized costs of investment securities and their approximate fair values at June 30, 2005 and December 31, 2004 follows (in thousands):


                                    June 30, 2005      December 31, 2004

                                  Amortized  Fair    Amortized     Fair
                                    Cost     Value     Cost        Value

 Securities available for sale:

   U.S. Treasury and agency
    obligations                  $  6,976  $  7,034   $ 7,484   $  7,601
   State and municipal             18,228    18,561    18,450     18,983
   Mortgage-backed securities       5,813     5,688     6,575      6,464
                                  -------   -------    ------    -------

    Total                        $ 31,017  $ 31,283   $32,509   $ 33,048
                                  =======   =======    ======    =======

 Securities held to maturity:

   U.S. Treasury and agency
      obligations                $    500  $    501   $   500   $    501
                                  =======   =======    ======    =======

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3      LOANS:

      Loans outstanding are summarized as follows (in thousands):
                                                    June  30, December 31,
                                                      2005        2004

 Real estate loans                                 $ 57,283    $ 55,406
 Commercial and industrial loans                     55,403      49,023
 Loans to individuals, primarily
   collateralized by autos                           10,887      11,144
 All other loans                                      2,991       2,749
                                                    -------     -------

   Total Loans                                      126,564     118,322

 Less allowance for loan losses                       1,133       1,094
                                                    -------     -------

   Net Loans Receivable                            $125,431    $117,228
                                                    =======     =======


NOTE 4      ALLOWANCE FOR LOAN LOSSES:

      A summary of transactions in the allowance for loan losses for the six months ended June 30, 2005 and 2004 follows (in thousands):

                                                     Six Months Ended
                                                         June 30,
                                                     2005         2004
 Balance, beginning of period                      $  1,094     $  1,052
 Provision charged to operating expenses                109           90
 Recoveries of loans charged off                          5           13
 Loans charged off                                      (75)        (117)
                                                    -------      -------

 Balance, end of period                            $  1,133     $  1,038
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

Overview

      Net income of $1,202,000 for the first six months of 2005 represents an increase of 6.65% compared to the same period a year ago. For the quarter ended June 30, 2005, net income was 9.47% higher than the same quarter ended June 30, 2004. Returns on average equity and average assets for the first half of 2005 were 9.88% and 1.48%, respectively, compared with 9.66% and 1.45% for the same period of 2004.

Net Interest Income

      The Company's taxable equivalent net interest income increased 3.16% for the first six months of 2005 compared to the first six months of 2004. This increase resulted from substantial growth in interest earning assets, primarily loans, which served to offset the increase in the cost of funds. The Company's net yield on earnings assets for 2005 was 4.89% compared to 4.93% for 2004 as the cost of funds increased 27 basis points while the yield on earning assets increased 17 basis points. Recent increases by the Federal Reserve Board of the target rate of fed funds has caused the average rates earned on earning assets and the average rates paid on interest bearing liabilities to increase slightly as compared to recent quarters. Average loan balances increased $7.7 million during 2005 as compared to the same period in 2004. The increase in average loan balances was funded by reductions in balances of taxable securities investments, increases in deposits, and increases in term and daily sweep repurchase agreements. Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

Allowance for Loan Losses and Provision for Loan Losses

      The provision for loan losses were $109,000 and $90,000 for the six months ended June 30, 2005 and 2004, respectively. The allowance for loan losses ("ALL") was $1,133,000 (.90% of loans) at the end of the first half of 2005 compared with $1,094,000 (.92% of loans) at December 31, 2004. The ALL is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The calculation of the ALL is considered to be a critical accounting policy.

Noninterest Income

        Noninterest income increased 59.36% during the first six months of 2005 as compared to the same period in 2004 and 58.04% for the second quarter 2005 as compared to the second quarter of 2004. In both instances, the increase was largely due to an increase in overdraft fees as a result of the Company's overdraft bounce protection program introduced in December 2004.

Noninterest Expenses

      Total noninterest expense increased $117,000 or 5.67% for the first six months of 2005, as compared to 2004 and 6.93% for the second quarter 2005 as compared to the same period in 2004. Salaries and benefits increased due to the increase in the number of employees, merit increases, and higher benefit costs. Occupancy and equipment expenses increased as a result of the completed Franklin office renovations in December 2004 and the relocation and construction of the new Marlinton office completed in May 2005. Other contributors to the increase in noninterest expense were the costs incurred in connection with implementing and complying with Sarbanes-Oxley Rule 404.

Income Tax Expense

      Income tax expense equaled 31.03% of income before income taxes for the six months ended June 30, 2005 compared with 30.13% for the six months ended June 30, 2004.

Loans

      Total loans were $126,564,000 at June 30, 2005, compared to $118,322,000 at December 31, 2004, representing a 6.97% increase. Loan growth during the first six months of 2005 occurred principally in the commercial and real estate portfolios. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 82% of the loan portfolio is secured by real estate.

Loan Portfolio Risk Factors

      Loans accounted for on a nonaccrual basis were $151,000 at June 30, 2005 (.12% of total loans). Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $486,000 (.38% of total loans). Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

Deposits

      The Company's deposits increased $2,275,000 during the first six months of 2005. As rates continue to increase, competition for deposits increased. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 14.70% and 14.43% of total deposits at June 30, 2005 and December 31, 2004, respectively.

Borrowings

      Short-term borrowings increased during 2005 due to commercial customers utilizing Term and Daily Sweep Repurchase Agreements.

      The increase in long-term debt was due to the bank signing a 20-year $1,000,000 fixed rate note with FHLB at 4.58% on June 8, 2005. The bank also signed a 10-year $1,000,000 fixed rate note with FHLB at 3.77% on March 18, 2003, a 10-year $2,000,000 fixed rate note with FHLB at 3.15% on June 18, 2003, and a $1,000,000 fixed rate note with FHLB at 4.28% on October 20, 2003. The purpose of the notes was to fund a long-term, fixed rate loan product to qualifying customers.

Capital

      The Company continues to maintain a strong capital position to provide an attractive financial return to our shareholders and to support future growth. Capital as a percentage of total assets was 14.93% at June 30, 2005 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

Uncertainties and Trends

      Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

Liquidity and Interest Sensitivity

      Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At June 30, 2005, the Company had liquid assets of approximately $2.9 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at June 30, 2005. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $17.1 million.

      At June 30, 2005, the Company had a negative cumulative Gap Rate Sensitivity Ratio of -34.30% for the one year repricing period. This rate does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is .44%. This generally indicates that net interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II shows the Company's interest sensitivity.

Subsequent Events

      On July 21, 2005, an agreement was signed with a contractor to construct a new office in Harrisonburg, Virginia. The total cost of the new building is expected to approximate $776,000. The project will be financed through existing capital resources.

TABLE I

                           Allegheny Bancshares, Inc.
                          Net Interest Margin Analysis
         (On a Fully Taxable Equivalent Basis)(Dollar Amounts in Thousands)

                            Six Months Ended           Six Months Ended
                              June 30, 2005              June 30, 2004
                              -------------              -------------
                      Average   Income/            Average   Income/
                      Balance   Expense  Rates     Balance   Expense  Rates

Interest Income
  Loans 1            $121,676 $  4,202   6.91%    $113,899   $ 3,860   6.78%
  Federal funds sold    1,130       15   2.65%       1,277         5    .78%
  Interest bearing
    deposits              243        2   1.65%         230         2   1.74%
Investments
      Taxable          14,832      300   4.05%      17,274       324   3.75%
      Nontaxable 2     18,263      548   6.00%      17,308       546   6.31%
                      -------  -------  -----      -------    ------   ----

Total Earning Assets  156,144    5,067   6.49%     149,988     4,737   6.32%
                      -------  -------  -----      -------    ------  -----

Interest Expense
    Demand deposits    22,001      138   1.25%      18,127        74    .82%
    Savings            24,136       94    .78%      26,586        99    .74%
    Time deposits      70,545      915   2.59%      67,961       781   2.30%
    Short-term
      borrowings        3,283       39   2.38%       1,905        15   1.57%
    Long-term debt      3,536       64   3.62%       3,758        68   3.62%
                      -------  -------  -----      -------    ------  -----

    Total Interest
      Bearing
        Liabilities  $123,501 $  1,250   2.02%    $118,337   $ 1,037   1.75%
                      -------  -------  -----      -------    ------  -----

    Net Interest Margin 1        3,817                         3,700
                               =======                         =====

Net Yield on Interest
   Earning Assets                        4.89%                         4.93%
                                        =====                         =====

1  Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income

TABLE II

                           Allegheny Bancshares, Inc.
                        Interest Sensitivity Analysis
                                 June 30, 2005

(In Thousands of Dollars)
                              0-3       4-12       1-5      Over 5     Total
                            Months     Months     Years     Years
Uses of Funds:

Loans:
  Commercial              $ 15,662    $ 8,652    $ 23,474  $ 10,607  $ 58,395
  Consumer                     634        813       7,834     1,317    10,598
  Real estate                8,096      4,964       9,184    35,039    57,283
  Credit card                  289                                        289
Federal funds sold             435                                        435
Interest bearing deposits      114                                        114
Investment securities                     302      13,534    17,947    31,783
                           -------    -------     -------   -------   -------

Total                       25,230     14,731      54,026    64,910   158,897
                            ------    -------     -------   -------   -------


Sources of Funds:

Deposits:
  Interest bearing demand   22,833                                     22,833
  Savings                   23,031                                     23,031
  Time deposits over
    $100,000                 4,206      6,114      9,363               19,683
  Other time deposits       16,814     16,987     17,523       723     52,047
Short-term borrowings        1,675      2,412                           4,087
Long-term debt                  97        297      1,732     2,191      4,317
                            ------    -------    -------   -------    -------

Total                       68,656     25,810     28,618     2,914    125,998
                            ------    -------    -------   -------    -------

Discrete Gap               (43,426)   (11,079)    25,408    61,996     32,899

Cumulative Gap             (43,426)   (54,505)   (29,097)   32,899
Ratio of Cumulative Gap
  To Total Earning Assets   -27.33%    -34.30%    -18.31%    20.70%


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 2005. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2004 Form 10-K.

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

Not Applicable

Item 3.  Defaults Upon Senior Securities -

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -

     At the Annual Shareholders Meeting held on April 4, 2005, the officers and directors were introduced and the following directors whose terms had expired, Roger D. Champ, Carole H. Hartman, John D. Heavner, and William A. Loving, Jr. were considered for election. The directors above were duly elected for three-year terms commencing in 2005 with voting results as follows: 628,188 of 631,378 shares represented voted "for", 3,180 of 631,378 shares represented voted "against". The following board members were retained for their respective terms: Thomas J. Bowman, John E. Glover, Richard W. Homan, Dolan Irvine, William McCoy, Jr., Jerry D. Moore, and Richard C. Phares. S. B. Hoover & Company, L.L.P. was selected as Independent External Auditors for 2005 with the voting results as follows: 624,897 of 631,378 shares represented voted "for", 0 of 631,378 shares represented voted "against".


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


b.       Reports on 8K

         No reports were filed for the quarter ended June 30, 2005.

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



Date:  August 4, 2005