Form 10-Q
period 2005-09-30
ALLEGHENY BANCSHARES INC
filed 2005-11-14
CIK 1213662

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For Quarterly Period Ended September 30, 2005


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes        No  X
                                         -----     -----


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                       Common Stock, par value - $1.00
             895,257 shares outstanding as of October 31, 2005

                           ALLEGHENY BANCSHARES, INC.

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                  PAGE

    Item 1. Financial Statements                                    2

            Unaudited Consolidated Statements of Income -
            Nine Months ended September 30, 2005 and 2004           2

            Unaudited Consolidated Statements of Income -
            Three Months ended September 30, 2005 and 2004          3

            Consolidated Balance Sheets - September 30, 2005
            (Unaudited) and December 31, 2004 (Audited)             4

            Unaudited Consolidated Statements of Changes in
            Stockholders' Equity - Nine Months Ended
            September 30, 2005 and 2004                             5

            Unaudited Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 2005 and 2004           6

            Notes to Consolidated Financial Statements              8

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    10

    Item 3. Quantitative and Qualitative Disclosures about
            Market Risk                                            15

    Item 4. Controls and Procedures                                15

PART II.    OTHER INFORMATION

    Item 1. Legal Proceedings                                      15

    Item 2. Changes in Securities                                  15

    Item 3. Defaults upon Senior Securities                        15

    Item 4. Submission of Matters to a Vote of Security Holders    16

    Item 5. Other Information                                      16

    Item 6. Exhibits and Reports on Form 8K                        16


            SIGNATURES                                             17

Part I.  Financial Information
Item 1.  Consolidated Financial Statements
                           Allegheny Bancshares, Inc.
                        Consolidated Statements of Income
             (In thousands, except for per share information)
                                (Unaudited)
                                                       Nine Months Ended
                                                   September 30,  September 30,
                                                       2005          2004
Interest and Dividend Income:
   Loans and fees                                    $ 6,497      $ 5,895
   Investment securities - taxable                       440          469
   Investment securities - nontaxable                    536          538
   Deposits and federal funds sold                        39           12
                                                      ------       ------

   Total Interest and Dividend Income                  7,512        6,914
                                                      ------       ------

Interest Expense:
   Deposits                                            1,826        1,437
   Borrowings                                            180          124
                                                      ------       ------

   Total Interest Expense                              2,006        1,561
                                                      ------       ------

Net Interest Income                                    5,506        5,353

Provision for loan losses                                163          135
                                                      ------       ------

Net interest income after provision
   for loan losses                                     5,343        5,218
                                                      ------       ------

Noninterest Income:
   Service charges on deposit accounts                   456          178
   Other income                                          165          153
   Gain on security transactions                           8           47
                                                      ------       ------

   Total Noninterest Income                              629          378
                                                      ------       ------

Noninterest Expense:
   Salaries and benefits                               1,726        1,606
   Occupancy expenses                                    211          183
   Equipment expenses                                    415          358
   Other expenses                                        995          926
                                                      ------       ------

   Total Noninterest Expenses                          3,347        3,073
                                                      ------       ------

Income before Income Taxes                             2,625        2,523

Income Tax Expense                                       797          763
                                                      ------       ------

   Net Income                                        $ 1,828      $ 1,760
                                                      ======       ======

Earnings Per Share
   Net income                                        $  2.04      $  1.96
                                                      =======      =======

   Weighted Average Shares Outstanding               896,470      898,064
                                                     =======      =======

       The accompanying notes are an integral part of these statements.

Part I.  Financial Information
Item 1.  Consolidated Financial Statements
                           Allegheny Bancshares, Inc.
                     Consolidated Statements of Income
              (In thousands, except for per share information)
                               (Unaudited)
                                                      Three Months Ended
                                                   September 30,  September 30,
                                                       2005          2004
Interest and Dividend Income:
   Loans and fees                                    $ 2,295      $ 2,035
   Investment securities - taxable                       140          146
   Investment securities - nontaxable                    174          177
   Deposits and federal funds sold                        22            4
                                                      ------       ------

   Total Interest and Dividend Income                  2,631        2,362
                                                      ------       ------

Interest Expense:
   Deposits                                              680          483
   Borrowings                                             77           41
                                                      ------       ------

   Total Interest Expense                                757          524
                                                      ------       ------

Net Interest Income                                    1,874        1,838

Provision for loan losses                                 54           45
                                                      ------       ------

Net interest income after provision
   for loan losses                                     1,820        1,793
                                                      ------       ------

Noninterest Income:
   Service charges on deposit accounts                   164           69
   Other income                                           59           56
   Gain on security transactions                           6            1
                                                      ------       ------

   Total Noninterest Income                              229          126
                                                      ------       ------

Noninterest Expense:
   Salaries and benefits                                 586          522
   Occupancy expenses                                     75           62
   Equipment expenses                                    153          121
   Other expenses                                        353          305
                                                      ------       ------

   Total Noninterest Expenses                          1,167        1,010
                                                      ------       ------

Income before Income Taxes                               882          909

Income Tax Expense                                       256          276
                                                      ------       ------

   Net Income                                        $   626      $   633
                                                      ======       ======

Earnings Per Share
   Net income                                        $   .70      $   .71
                                                      =======      =======

   Weighted Average Shares Outstanding               896,222      897,207
                                                     =======      =======

       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                          September 30, 2005  December 31, 2004
                                               Unaudited         Audited
ASSETS

Cash and due from banks                      $   2,218        $   2,695
Federal funds sold                               3,742            2,018
Interest bearing deposits in banks                 403              225
Investment securities available for sale        31,631           33,048
Investment securities held to maturity             500              500
Loans receivable, net of allowance for loan
   losses of $1,134 and $1,094 respectively    125,743          117,228
Bank premises and equipment, net                 5,840            4,763
Other assets                                     2,032            1,762
                                              --------         --------

   Total Assets                              $ 172,109        $ 162,239
                                              ========         ========

LIABILITIES

Deposits
   Noninterest bearing demand                $  17,691        $  16,348
   Interest bearing
      Demand                                    20,148           20,746
      Savings                                   26,874           25,732
      Time deposits over $100,000               19,560           18,992
      Other time deposits                       52,721           49,759
                                              --------         --------

   Total Deposits                              136,994          131,577

Accrued expenses and other liabilities             536              577
Short-term borrowings                            3,785            2,544
Long-term debt                                   5,214            3,494
                                              --------         --------

   Total Liabilities                           146,529          138,192
                                              --------         --------

STOCKHOLDERS' EQUITY

Common stock; $1 par value, 2,000,000 shares
   Authorized, 900,000 issued                      900              900
Additional paid in capital                         900              900
Retained earnings                               23,845           22,017
Accumulated other comprehensive income             106              371
Treasury stock (at cost, 4,006 shares in
   2005 and 3,404 shares in 2004)                 (171)            (141)
                                              --------         ---------

   Total Stockholders' Equity                   25,580           24,047
                                              --------         --------

   Total Liabilities and Stockholders'
      Equity                                 $ 172,109        $ 162,239
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



                                                Allegheny Bancshares, Inc.
                              Consolidated Statements of Changes in Stockholders' Equity
                                                     (In thousands)
                                                       (Unaudited)

                                                                              Accumulated
                                                    Additional                    Other
                                          Common      Paid In      Retained   Comprehensive   Treasury
                              Total       Stock       Capital      Earnings       Income        Stock

Balance, December 31,
   2004                    $  24,047    $    900     $    900    $   22,017     $    371     $   (141)

Comprehensive Income
   Net income                  1,828                                  1,828
   Change in unrealized
     gain on
     available for sale
     securities, net of
     income tax effect of
     $(119)                     (265)                                               (265)
                           ---------
   Total Comprehensive
     Income                    1,563
   Purchase of Treasury
     Stock                       (30)                                                             (30)
                           ---------     ---------     -------     ---------       -------    ---------


Balance, September 30,
   2005                    $  25,580    $    900     $    900    $   23,845     $    106     $   (171)
                           ========      =======      =======     =========      =======      ========

Balance, December 31,
   2003                    $  23,053    $    900     $    900    $   20,619     $    649     $    (15)
Comprehensive Income
   Net income                  1,760                                  1,760
   Change in unrealized
     gain on
     available for sale
     securities, net of
     income tax effect of
     $(204)                     (235)                                               (235)
                            ---------
   Total Comprehensive
     Income                    1,525
Purchase of treasury
   stock                        (106)                                                            (106)
                           ---------    --------      -------     ---------       --------    --------

Balance, September 30,
   2004                    $  24,472    $    900     $    900    $   22,379     $    414     $   (121)
                            ========     =======      =======     =========      =========     =======



            The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                            2005      2004
Cash Flows from Operating Activities:
   Net income                                            $  1,828   $  1,760
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                               163        135
      Depreciation and amortization                           325        271
      Net amortization of securities                           41         69
      Gain on sale of securities                               (8)       (47)
      Gain on sale of equipment                                           (6)
      Gain on sale of other real estate                                  (13)
      Net change in:
       Accrued income                                         (89)       (63)
       Other assets                                          (164)      (129)
       Accrued expense and other liabilities                   59        (73)
                                                          -------    --------

   Net Cash Provided by Operating Activities                2,155      1,904
                                                          -------    -------

Cash Flows from Investing Activities:
   Net change in federal funds sold                        (1,724)    (6,390)
   Net change in interest bearing deposits in banks          (178)        19
   Proceeds from sales, calls and maturities
    of securities available for sale                        5,579     10,749
   Proceeds from call of security held to maturity                       500
   Purchase of securities available for sale               (4,580)    (5,352)
   Purchase of securities held to maturity                              (500)
   Net increase in loans                                   (8,678)    (9,031)
   Proceeds from sale of other real estate                                63
   Proceeds from sale of bank premises and equipment                       6
   Purchase of bank premises and equipment                 (1,400)      (522)
                                                          --------   --------

   Net Cash Used in Investing Activities                  (10,981)   (10,458)
                                                          --------  ---------

Cash Flows from Financing Activities:
   Net change in:
    Demand and savings deposits                             1,887      7,596
    Time deposits                                           3,530        781
   Proceeds from borrowings                                 3,241      1,415
   Curtailments of borrowings                                (279)    (1,494)
   Purchase of treasury stock                                 (30)      (106)
                                                          --------   --------

   Net Cash Provided by Financing Activities                8,349      8,192
                                                          -------    -------

Cash and Cash Equivalents
   Net decrease in cash and cash equivalents                 (477)      (362)
   Cash and Cash Equivalents, beginning of period           2,695      2,975
                                                          -------    -------

   Cash and Cash Equivalents, end of period              $  2,218   $  2,613
                                                          =======    =======

      The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
              Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)
                                   (Unaudited)
                                                          Nine Months Ended
                                                            September 30,
                                                            2005      2004

Supplemental Disclosure of Cash Paid During the Period for:
   Interest                                              $  1,931   $ 1,561
   Income taxes                                               774   $   756


              The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1      ACCOUNTING PRINCIPLES:

      The financial statements conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, and the results of operations for the periods ended September 30, 2005 and 2004. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2004 annual report to stockholders of Allegheny Bancshares, Inc.


NOTE 2      INVESTMENT SECURITIES:

      The amortized costs of investment securities and their approximate fair values at September 30, 2005 and December 31, 2004 follows (in thousands):


                                 September 30, 2005    December 31, 2004

                                  Amortized  Fair    Amortized     Fair
                                    Cost     Value     Cost        Value

 Securities available for sale:

   U.S. Treasury and agency
    obligations                  $  7,968  $  7,970   $ 7,484   $  7,601
   State and municipal
    obligations                    18,153    18,452    18,450     18,983
   Mortgage-backed securities       5,356     5,209     6,575      6,464
                                  -------   -------    ------    -------

    Total                        $ 31,477  $ 31,631   $32,509   $ 33,048
                                  =======   =======    ======    =======

 Securities held to maturity:

   U.S. Treasury and agency
      obligations                $    500  $    499   $   500   $    501
                                  =======   =======    ======    =======

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3      LOANS:

      Loans outstanding are summarized as follows (in thousands):
                                               September  30,  December 31,
                                                    2005           2004

 Real estate loans                                 $ 58,337    $ 55,406
 Commercial and industrial loans                     54,504      49,023
 Loans to individuals, primarily
   collateralized by autos                           11,137      11,144
 All other loans                                      2,899       2,749
                                                    -------      ------

   Total Loans                                      126,877     118,322

 Less allowance for loan losses                       1,134       1,094
                                                    -------      ------

   Net Loans Receivable                            $125,743    $117,228
                                                    =======     =======


NOTE 4      ALLOWANCE FOR LOAN LOSSES:

      A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 follows (in thousands):

                                                     Nine Months Ended
                                                       September 30,
                                                     2005         2004
 Balance, beginning of period                      $  1,094     $  1,052
 Provision charged to operating expenses                163           90
 Recoveries of loans charged off                         11           13
 Loans charged off                                     (134)        (117)
                                                    -------      -------

 Balance, end of period                            $  1,134     $  1,038
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

Overview

      Net income of $1,828,000 for the first nine months of 2005 represents an increase of 3.87% compared to the same period a year ago. For the quarter ended September 30, 2005, net income was 1.10% lower than the same quarter ended September 30, 2004. Annualized returns on average equity and average assets for the nine months ended September 30, 2005 were 9.83% and 1.47%, respectively, compared with 9.92% and 1.49% for the same period in 2004.

Net Interest Income

      The Company's taxable equivalent net interest income increased 2.74% for the first nine months of 2005 compared to the first nine months of 2004. This increase resulted from substantial growth in interest earning assets, primarily loans, which served to offset the increase in the cost of funds. The Company's net yield on earnings assets for 2005 was 4.88% compared to 4.97% for 2004 as the cost of funds increased 40 basis points while the yield on earning assets increased 23 basis points. Recent increases by the Federal Reserve Board of the target rate of fed funds has caused the average rates earned on earning assets and the average rates paid on interest bearing liabilities to increase slightly as compared to recent quarters. Average loan balances increased $7.5 million during 2005 as compared to the same period in 2004. The increase in average loan balances was funded by reductions in balances of taxable securities investments, increases in deposits, increases in term and daily sweep repurchase agreements, and long term borrowings. Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

Allowance for Loan Losses and Provision for Loan Losses

      The provision for loan losses were $163,000 and $135,000 for the nine months ended September 30, 2005 and 2004, respectively. The allowance for loan losses ("ALL") was $1,134,000 (.89% of loans) at the end of the first nine months of 2005 compared with $1,094,000 (.92% of loans) at December 31, 2004. The ALL is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The calculation of the ALL is considered to be a critical accounting policy.

Noninterest Income

        Noninterest income increased 67.20% during the first nine months of 2005 as compared to the same period in 2004 and 84.13% for the third quarter 2005 as compared to the third quarter of 2004. In both instances, the increase was largely due to an increase in overdraft fees as a result of the Company's overdraft bounce protection program introduced in December 2004.

Noninterest Expenses

      Total noninterest expense increased $277,000 or 9.01% for the first nine months of 2005, as compared to 2004 and 15.84% for the third quarter 2005 as compared to the same period in 2004. Salaries and benefits increased due to the increase in the number of employees, merit increases, and higher benefit costs. Occupancy and equipment expenses increased as a result of the completed Franklin office renovations in December 2004 and the relocation and construction of the new Marlinton office completed in May 2005. In August 2005, the bank subsidiary changed its name from Pendleton County Bank to Pendleton Community Bank. Additional expenses were incurred to replace stationary, supplies, and promotional items. Other contributors to the increase in noninterest expense were the costs incurred in connection with implementing and complying with Sarbanes-Oxley Rule 404.

Income Tax Expense

      Income tax expense equaled 30.36% of income before income taxes for the nine months ended September 30, 2005 compared with 30.24% for the nine months ended September 30, 2004.

Loans

      Total loans were $126,877,000 at September 30, 2005, compared to $118,322,000 at December 31, 2004, representing a 7.23% increase. Loan growth during the first nine months of 2005 occurred principally in the commercial and real estate portfolios. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 82% of the loan portfolio is secured by real estate.

Loan Portfolio Risk Factors

      Loans accounted for on a nonaccrual basis were $109,000 at September 30, 2005 (.09% of total loans). Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $442,000 (.35% of total loans). Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."

Deposits

      The Company's deposits increased $5,417,000 or 4.11% during the first nine months of 2005. As rates continue to increase, competition for deposits increased. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 14.28% and 14.43% of total deposits at September 30, 2005 and December 31, 2004, respectively.

Borrowings

      Short-term borrowings increased during 2005 due to commercial customers utilizing Term and Daily Sweep Repurchase Agreements.

      The Company borrows funds from the Federal Home Loan Bank (FHLB) to provide liquidity and to reduce interest rate risk. As competition for deposits have increased during 2005, FHLB borrowings have been utilized to fund loan growth. These borrowings have a fixed rate of interest and are amortized over a period of 10 to 20 years. Interest rates on these obligations range from 3.15% to 4.77%. During the first nine months of 2005, the Company has borrowed $2,000,000 in additional long-term borrowings from the FHLB.

Capital

      The Company continues to maintain a strong capital position to provide an attractive financial return to our shareholders and to support future growth. Capital as a percentage of total assets was 14.86% at September 30, 2005 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

Uncertainties and Trends

      Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

Liquidity and Interest Sensitivity

      Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At September 30, 2005, the Company had liquid assets of approximately $6.3 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at September 30, 2005. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $18.2 million.

      At September 30, 2005, the Company had a negative cumulative Gap Rate Sensitivity Ratio of -29.78% for the one year repricing period. This rate does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is .05%. This generally indicates that net interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II shows the Company's interest sensitivity.

                                TABLE I
Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a Fully Taxable Equivalent Basis)(Dollar Amounts in Thousands)

                           Nine Months Ended            Nine Months Ended
                           September 30, 2005           September 30, 2004
                       Average    Income/            Average   Income/
                       Balance    Expense   Rates    Balance   Expense   Rates

Interest Income
    Loans (1)          $123,196  $ 6,497    7.03%   $115,691   $ 5,895   6.79%
    Federal funds sold    1,470       34    3.08%      1,169         9   1.03%
    Interest bearing
      deposits              260        5    2.56%        229         3   1.75%
Investments
      Taxable            14,526      440    4.04%     16,411       469   3.81%
      Nontaxable (2)     18,442      813    5.88%     17,545       815   6.19%
                         ------   ------   ------     ------    ------   -----

Total Earning Assets    157,894    7,789    6.58%    151,045     7,191   6.35%
                        -------   ------   ------    -------    ------   -----

Interest Expense
    Demand deposits      18,339      172    1.25%     16,087        96    .80%
    Savings              27,587      202     .98%     28,988       165    .76%
    Time deposits        71,089    1,452    2.72%     68,117     1,176   2.30%
    Short-term
      borrowings          3,362       64    2.54%      1,854        24   1.33%
    Long-term debt        4,084      115    3.75%      3,714       100   3.59%
                         ------   ------   ------     ------    ------  -------

    Total Interest Bearing
       Liabilities     $124,461  $ 2,005    2.15%   $118,760   $ 1,561   1.75%
                        -------  -------  --------   -------   ------    -----

    Net Interest
       Margin (1)                  5,784                         5,630
                                  =======                        =====

Net Yield on Interest
   Earning Assets                           4.88%                        4.97%
                                           =======                        =====

(1)  Interest on loans includes loan fees
(2) An incremental tax rate of 34% was used to calculate the tax equivalent income

                                    TABLE II
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
September 30, 2005

(In Thousands of Dollars)
                              0-3       4-12       1-5        Over 5     Total
                            Months     Months      Years      Years
Uses of Funds:

Loans:
  Commercial              $ 16,817    $ 8,388    $ 20,676    $11,522   $ 57,403
  Consumer                     838        841       7,687      1,489     10,855
  Real estate                7,969      5,423       9,381     35,564     58,337
  Credit card                  282                                          282
Federal funds sold           3,742                                        3,742
Interest bearing deposits      403                                          403
Investment securities                              14,606     17,525     32,131
                           -------    -------     ------     -------     ------

Total                       30,051     14,652      52,350     66,100    163,153
                            ------    -------      ------    -------    -------


Sources of Funds:

Deposits:
  Interest bearing
     demand                 20,148                                       20,148
  Savings                   26,874                                       26,874
  Time deposits
     over $100,000           3,034      5,239      11,287                19,560
  Other time deposits       16,535     17,239      18,298        649     52,721
Short-term borrowings        2,180      1,605                             3,785
Long-term debt                 106        323       1,886      2,899      5,214
                            ------    -------      ------    -------    ------

Total                       68,877     24,406      31,471      3,548    128,302
                            ------    -------      ------    -------    -------

Discrete Gap               (38,826)    (9,754)     20,879     62,552     34,851

Cumulative Gap             (38,826)   (48,580)    (27,701)    34,851
Ratio of Cumulative Gap
  To Total Earning Assets   -23.80%    -29.78%     -16.98%     21.36%


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at September 30, 2005. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float.

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


b.    Reports on 8K

      No reports were filed for the quarter ended September 30, 2005.

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



Date:  November 10, 2005