Form 10-K
period 2005-12-31
ALLEGHENY BANCSHARES INC
filed 2006-03-31
CIK 1213662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                    Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _________________ to ____________________

                          Commission File No. 000-50151

                           Allegheny Bancshares, Inc.
                       (Name of Registrant in Its Charter)

           West Virginia                                    22-3888163
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

       300 North Main Street,                               26807-0487
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

   Indicate by check mark if the registrant is a well-known  seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes [   ]  No  [ X ]

   Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Exchange Act. [   ]

    Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No  [   ]

    Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
     Large accelerated filer [  ]           Accelerated Filer [  ]
     Non-accelerated filer [ X ]

   Indicate by check mark  whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes [   ]     No  [ X ]

    As of February 1, 2006 the aggregate market value of the voting stock held by non-affiliates, based on the last reported sales prices of $52.00 per share was $46,527,364.

    The number of shares outstanding of the registrant's common stock was 894,757 as of February 1, 2006.

                     DOCUMENTS INCORPORATED BY REFERENCE:

       A portion of the registrant's proxy statement to be used in connection with the solicitation of proxies for the registrant's 2006 annual meeting of shareholders is incorporated by reference in item 14 at part IV of this annual report on Form 10-10K.

                            LOCATION OF EXHIBIT INDEX
        The index of exhibits is contained in Part IV herein on page 50.

                                TABLE OF CONTENTS

                                                                         Page
PART I

     Item 1.  Description of Business                                     4

     Item 1A. Risk Factors                                                5

     Item 2.  Description of Property                                     8

     Item 3.  Legal Proceedings                                           9

     Item 4.  Submission of Matters to a Vote of Security Holders         9

PART II

     Item 5.  Market for Common Equity and Related Shareholder Matters    9

     Item 6.  Selected Financial Data                                    10

     Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     11

     Item 7A. Quantitative and Qualitative Disclosures About Market
                 Risk                                                    22

     Item 8.  Financial Statements                                       23

     Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosures                    44

     Item 9A. Controls and procedures                                    44

PART III

     Item 10. Directors, Executive Officers, Promoters and
                 Control Persons:
              Compliance with Section 16(a) of the Exchange Act          45

     Item 11. Executive Compensation                                     47

     Item 12. Security Ownership of Certain Beneficial Owners and
                 Management and Related Shareholder Matters              48

     Item 13. Certain Relationships and Related Transactions             49

     Item 14. Principal Accountant Fees and Services                     50



PART IV

     Item 15. Exhibits and Reports on Form 8-K                           50

PART I

Item 1. Description of Business

General

     Allegheny Bancshares, Inc. (hereinafter referred to as the "Company"), incorporated under the laws of West Virginia in 2003, is a one-bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding stock of its subsidiary bank, Pendleton Community Bank ("Bank"). The Bank, headquartered in Franklin, West Virginia, was incorporated under the laws of West Virginia on March 9, 1925 and operates as a state chartered bank. The Bank is engaged in the general commercial banking business offering a full range of banking services focused primarily towards serving individuals, small to medium size businesses, the agricultural industry, and the professional community. The Bank strives to serve the banking needs of its customers while developing personal, hometown relationships.

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

     To better serve the customers in the Marlinton area, the Company built a new full service branch in Marlinton and relocated operations to this office in May of 2005.

     The Company also has a branch office under construction in Rockingham County, Virginia near Harrisonburg. This branch is expected to be opened in late spring 2006. Management is continuing to investigate and consider other possible sites that would enable the Bank to profitably serve its market area.

Banking Services

     The Bank is a normal full service commercial bank and as such offers services that would be normally expected. The Bank accepts deposits, makes consumer and commercial loans, issues drafts, provides internet access to customer accounts, offers drive through banking and provides automated teller machines. The Bank's deposits are insured under the Federal Deposit Insurance Act to the limits provided thereunder.

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

     Real estate construction loans (residential and commercial) are made for a maximum term of twelve months. Long-term real estate loans (residential and commercial) are made with a maximum amortization period of 30 years with fixed rates, balloon terms and adjustable rate terms (ARMs) of from one to five years. Interest rates vary depending on the length of the term. The majority of the real estate loans are made as investments, with a small percentage sold in the secondary market.

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

Employees

     As of December 31, 2005, the Bank had 54 full-time employees and 60 total employees.


Item 1A.  Risk Factors


Competition

     The Bank's market area is highly competitive and competition in lending activities comes principally from other commercial banks. The primary factors in competing for loans are interest rates and overall lending services. There are branches of nine commercial banks located in its primary market area. Competition for deposits among the banks is intense, and as a result, the Bank monitors its competitive position and makes adjustments in pricing that management deems necessary to attract new depositors and maintain current deposit relationships. Competition for deposits comes from other commercial banks, savings associations, investment brokerage firms, insurance companies and credit unions. The primary factors in competing for deposits are interest rates paid on deposits, customer satisfaction, convenience of office location and overall financial condition. West Virginia law allows statewide branch banking which provides increased opportunities for banks, but it also increases the potential competition for banking in its service area. In addition, in 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, absent contrary action by a state's legislature, interstate branch banking was allowed to occur after June 1, 1997. States are permitted to elect to participate to a variety of degrees in interstate banking or states may elect to "opt out." In 1996, the West Virginia Legislature elected to "opt in." Accordingly, out-of-state banks may form de novo banks or may acquire existing branches of West Virginia banks on a reciprocal basis.

Credit Risk

  The Bank makes loans that involve a greater degree of risk than loans involving residential real estate lending. Commercial business loans may involve greater risks than other types of lending because they are often made based on varying forms of collateral, and repayment of these loans often depends on the success of the commercial venture. Consumer loans may involve greater risk because adverse changes in borrowers' incomes and employment after funding of the loans may impact their abilities to repay the loans.

  The company's loan portfolio at December 31, 2005, consists of the following:

       Type of Loan                                Percentage of Portfolio
       ------------                                -----------------------
       Residential Real Estate Loans                          45.42%
       Commercial  Loans,  principally
          real estate secured                                 45.93%
       Consumer Loans                                          8.65%

Interest Rate Risk

  Aside from credit risk, the most significant risk resulting from the Bank's normal course of business, extending loans and accepting deposits, is interest rate risk. If market interest rate fluctuations cause the Bank's cost of funds to increase faster than the yield of its interest-earning assets, then its net interest income will be reduced. Company's results of operations depend to a large extent on the level of net interest income, which is the difference between income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond the company's control, including general economic conditions and the policies of various governmental and regulatory authorities.

  To effectively monitor the interest rate risk discussed above, the Bank uses a well-known computer model to project the change in net interest income under various changes in interest rates. To provide guidance to management, the company's board of directors, through its Asset/Liability/Investment Committee, has established a policy related thereto which includes interest rate risk parameters within which to operate. As of December 31, 2005, the Bank's interest rate risk is within the parameters.


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

Capital Standards

     The FDIC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations. As of December 31, 2005, the Bank's capital significantly exceeds regulatory requirements. A schedule of capital amounts and ratios is included in Note 14 to the financial statements.

Illiquid Market

  Because a very limited public market exists for the holding company's common stock, a shareholder may have difficulty selling his or her shares in the secondary market. We cannot predict when, if ever, we could meet the listing qualifications of the Nasdaq Stock Market's National Market Tier or any exchange. We cannot assure you that there will be a more active public market for the shares in the near future.

Item 1B.  Unresolved Staff Comments  -  None

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

      The branch in Marlinton was relocated from a temporary location to a permanent location in May 2005 with the construction of a new building owned by the bank. The new branch is located at 900 Seneca Trail, Marlinton, West Virginia. The 3,500 square foot building has four offices, four teller stations, two drive thru lanes, a night deposit drop and an ATM. The temporary location opened in November 2001 with the relocation completed in May 2005.

Item 3.  Legal Proceedings

     Management is not aware of any pending or threatened litigation in which the Bank may be involved as a defendant. In the normal course of business, the Bank periodically must initiate suits against borrowers as a final course of action in collecting past due loans.

Item 4.  Submission of Matters to a Vote of Security Holders

     Allegheny Bancshares has not submitted any matters to the vote of security holders for the quarter ending December 31, 2005.

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

     The amount of dividends payable by the Company depends upon its earnings and capital position, and is limited by the federal and state law, regulations and policy. A West Virginia state bank cannot pay dividends (without the consent of banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. The dividend limit as of January 1, 2006 is included in Note 10 to the financial statements.

     Annual dividends were declared as of December 31, 2005 and 2004 in the amount of 1.20 and 1.10 per share, respectively.

Stockholders

     As of December 31, 2005, there were 665 holders of common stock. This amount includes all shareholders, whether individually or held by a brokerage firm or custodian in street name.

     The high and low trade prices of the Company's common stock reported to management were as follows:
          Year                        2005                    2004
          ----                        ----                    ----
                                High       Low            High       Low
        1st quarter           $ 49.00    $ 49.00        $ 40.00    $ 37.00
        2nd quarter             62.60(1)   49.00          45.00      40.00
        3rd quarter             64.00(1)   50.00          62.60(1)   45.00
        4th quarter             57.00(1)   50.00          49.00      49.00

      (1) This price was the result of a private sale and may not be indicative of the market for the Company's shares.


Purchases of Securities During Last Quarter of 2005
Period                  Total No.      Avg. Price         Total No. of           Maximum No.
                        of Shares      Paid per         Shares (or Units)     (or approximate
                        (or Units)     Share (or Unit)  Purchased as Part      Dollar Value) of
                        Purchased                       of Publicly Announced   Shares (or Units)
                                                         Plans or Programs      That May Yet Be
                                                                                Purchased Under
                                                                                  the Plans or
                                                                                   Programs

10/1/05 - 10/31/05          737       $    50                  N/A                   N/A
11/1/05 - 11/30/05            0       $     0                  N/A                   N/A
12/1/05 - 12/31/05            0       $     0                  N/A                   N/A

Item 6.  Selected Financial Data


                                            Years ended December 31,
                              2005       2004        2003       2002      2001
                              ----       ----        ----       ----      ----
                               (Dollars in Thousands except per share data)

RESULTS OF OPERATIONS

Interest income            $10,226     $9,323     $9,143      $8,853     $8,889
Interest expense            (2,847)    (2,128)    (2,513)     (2,909)    (3,977)
                            -------    ------     ------      ------     ------

Net Interest Income          7,379      7,195      6,630       5,944      4,912

Provisions for loan losses    (219)      (183)      (120)       (120)      (120)
Noninterest income             859        512        432         401        231
Noninterest expenses        (4,529)    (4,112)    (3,708)     (3,524)    (2,759)
Income taxes                (1,044)    (1,028)      (953)       (770)      (621)
                            ------     ------      -----      ------     ------

Net Income                 $ 2,446     $2,384     $2,281      $1,931     $1,643
                            ======     ======     ======      ======     ======


PROFITABILITY RATIOS

Return on Average Assets     1.46%      1.49%      1.48%       1.40%      1.31%
Return on Average Equity     9.77%      9.95%      9.96%       9.01%      8.14%

PER COMMON SHARE

Net Income                  $ 2.73     $ 2.66     $ 2.54      $ 2.15     $ 1.83
Cash Dividends Declared       1.20       1.10       1.00         .90        .80
Book Value                   27.77      26.82      25.63       24.36      22.32
Last Reported Market Price   57.00      49.00      37.00       35.05      30.00
Dividend Payout Ratio       43.92%     41.38%     39.45%      41.94%     43.72%


AT YEAR END

Assets                    $171,320   $162,239   $157,757    $146,001   $129,668
Deposits                   136,974    131,577    128,553     121,982    108,562
Loans                      124,433    117,228    110,516     103,430     82,797
Long-term Debt               5,109      3,494      3,838
Stockholders' Equity        24,864     24,047     23,053      21,928     20,091
Equity to Assets Ratio      14.51%     14.82%     14.61%      15.56%      6.12%

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

Overview

  2005 Compared to 2004

  Net income of the Company increased 2.61% from 2004 to 2005 and earnings per share increased 2.63% from $2.66 to $2.73. Increases of $184,000 in net interest income and $346,000 in noninterest income were offset primarily by increases in noninterest expenses.

  The increase in net interest income was caused primarily by growth in our loan portfolio. Average loans grew by 6.32% and the rising interest rate environment increased our yield on the total earning assets as shown in Table I. However rising interest rates on interest bearing liabilities grew faster than our earnings.

   2004 Compared to 2003

  Net income of the Company increased 4.51% from 2003 to 2004 and earnings per share increased 4.72% from $2.54 to $2.66. Increases of $566,000 in net interest income and $80,000 in noninterest income were offset by increases in the provision for loan losses and noninterest expenses.

Net Interest Earnings

     2005 Compared to 2004

     The primary source of the Company's earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits represent the major portion of interest-bearing liabilities.
For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. The Company's taxable equivalent net interest income increased 2.37% in 2005 compared to 2004, due to the net growth of earning assets. The Company's net yield on interest earning assets for 2005 was 4.86% compared to 4.97% for 2004 as the yield on earning assets increased by 28 basis points while the cost of funds increased by 49 basis points. 2005 proved to be a costly year to raise deposits as increased competition for deposits and the rising interest rate environment increased the costs of those deposits. The cost of funds increased due to the repricing of deposits at higher current rates and the higher rates offered to attract new deposits. In addition, the flat yield curve that existed for much of the year put pressure on our net interest margin as cost for the short term deposits increased more than the yield on our longer term interest bearing assets.

     During the 2nd quarter of 2005 loan demand outpaced the growth of deposits. As the Federal Reserve continued to raise the target Fed Funds rate, short-term deposits became increasingly expensive as compared to long term financing alternatives available from the Federal Home Loan Bank (FHLB). As a result, the Company turned to long term FHLB borrowings to finance loan growth. While this increased our interest expense, it also enabled the Company to mitigate interest rate risk while offering customers longer term loan products.

      2004 Compared to 2003

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

Noninterest Income

     2005 Compared to 2004

     Noninterest income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income increased 67.59% in 2005. Service charges increased $354,000 from 2004 to 2005, as a result of the Company's overdraft bounce protection program that was implemented in December 2004. Other increases in noninterest income were due to increases in ATM fees and early withdrawal penalties on time deposits. Noninterest income (excluding security gains and losses) as a percentage of average assets was .51% and .29% for December 31, 2005 and 2004 respectively.

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

Noninterest Expenses

     2005 Compared to 2004

     Noninterest expenses increased $418,000 in 2005 compared to 2004. Noninterest expenses as a percentage of average assets was 2.70% and 2.57% for each of the years ended December 31, 2005 and 2004, respectively. This increase is primarily attributable to a $190,000 increase in salaries and benefits as a result of an increase in the number of employees, merit increases, and higher benefit costs. Occupancy and equipment expenses increased as a result of the completed Franklin office renovations in December 2004 and the relocation and construction of the new Marlinton office completed in May 2005. Also included in equipment expenses is software maintenance expense, which increased as a result of implementing Managed Security Services which includes intrusion detection and protection and firewall management to give an added layer of network security. This increased network security helps offsets the additional risk exposure that exists due to our internet banking products that were introduced in late 2004.

     In August 2005, the bank subsidiary changed its name from Pendleton County Bank to Pendleton Community Bank. Additional expenses were incurred to replace stationary, supplies, and promotional items. Other contributors to the increase in noninterest expense were the costs incurred in connection with implementing procedures to comply with Sarbanes-Oxley Rule 404.

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


Income Tax Expense

     Income tax expense equaled 29.9%, 30.1% and 29.5% of income before income taxes for the years ended December, 31 2005, 2004 and 2003, respectively.

Securities

     Schedules of securities by type and maturity are shown in Note 3 to the financial statements.

Loans

     Total loans increased 6.15% during 2005 to $125,604,989. A schedule of loans by type is shown in Note 4 of the financial statements. Approximately 82% of the loan portfolio is secured by real estate at December 31, 2005.

Loan Portfolio Risk Factors

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

     The allowance for loan losses increased from $1,094,288 at December 31, 2004 to $1,172,063 at December 31, 2005. Net charge offs stayed level at $141,000 in 2004 and $141,000 in 2005. The provision for loan losses increased from $183,000 in 2004 to $219,000 in 2005. Based on historical losses, delinquency rates, a thorough review of the loan portfolio and after considering the elements of the preceding paragraph, management is of the opinion that the allowance for loan losses is appropriately stated in order to absorb losses in the current portfolio.

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

Deposits

     The Company's deposits increased $5,397,005 or 4.10% during 2005. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 14.04% of total deposits at December 31, 2005.

Long-Term Debt

     The Company has from time to time borrowed long term debt from the Federal Home Loan Bank in order to fund long-term, fixed rate loan products to qualifying customers. The Company made payments of $385,000 and $344,000 in 2005 and 2004, respectively. The following table shows the FHLB debt as of December 31, 2005.

                        (Dollars in Thousands)
                     Interest      Loan    Term of   Current
Loan Date              Rate       Amount     Loan    Balance
---------              ----       ------   ----      -------
March 18, 2003         3.77%      $1,000   10 years  $  761
June 18, 2003          3.15%      $2,000   10 years  $1,557
October 20, 2003       4.28%      $1,000   10 years  $  818
June 8, 2005           4.58%      $1,000   20 years  $  985
July 7, 2005           4.77%      $1,000   20 years  $  988
                                                      ------

     Total FHLB Debt at December 31, 2005            $5,109

     Maturity schedule and other information on this debt can be found in Note 9 to the financial statements.

Capital

     Capital as a percentage of total assets was 14.51% at December 31, 2005 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory guidelines.

Uncertainties and Trends

     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

Liquidity and Interest Sensitivity

     At December 31, 2005, the Company had liquid assets of approximately $4.9 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at December 31, 2005. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $18.2 million.

     At December 31, 2005, the Company had a negative cumulative Gap Rate Sensitivity Ratio of -32.42% for the one-year repricing period. This rate does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted gap ratio is 5.47%. This generally indicates that net interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table III shows the Company's interest sensitivity.

                                                                         TABLE I
                           Allegheny Bancshares, Inc.
                          Net Interest Margin Analysis
                        (On a fully tax equivalent basis)
                                 (In Thousands)

                           Year Ended                     Year Ended
                        December 31, 2005              December 31, 2004
                        -----------------              -----------------
                    Average  Income/               Average  Income/
                    Balance  Expense   Rates       Balance  Expense    Rates
                    -------  -------   ------      -------  -------    -----
Interest Income
Loans(1)           $123,894  $8,835     7.13%     $116,530  $7,957     6.83%
Federal funds sold    1,808      62     3.42%        2,049      30     1.46%
Interest bearing
   deposits
   in banks             323       9     2.79%          227       4     1.76%
Investments
   Taxable           14,906     608     4.08%       16,056     613     3.82%
   Nontaxable(2)     18,334   1,079     5.88%       17,350   1,089     6.28%
                     ------   -----   ------        ------   -----   ------

   Total Earning
     Assets        $159,265 $10,593     6.65%     $152,212  $9,693     6.37%
                   ========  ------     ----      ========   -----     ----



Interest Expense
    Demand
      deposits     $ 18,824 $   248     1.32%     $ 19,407  $  163      .84%
   Savings           27,609     303     1.10%       26,388     198      .75%
   Time deposits     71,251   2,039     2.86%       68,369   1,597     2.34%
   Short-term
      borrowings      3,384      90     2.66%        1,851      32     1.73%
   Long-term
      borrowings      4,356     168     3.86%        3,671     137     3.73%
                    -------  ------     ----       -------  ------    -----

   Total Interest Bearing
     Liabilities   $125,424   2,848     2.27%     $119,686   2,127     1.78%
                    =======  ------     ----       =======   -----    -----

   Net Interest
      Margin(1)             $ 7,745                         $7,566
                            =======                          =====

Net yield on interest
   Earning assets                       4.86%                          4.97%
                                        ====                          =====


1  Interest on loans includes loan fees.

2 An incremental tax rate of 34% was used to calculate the tax equivalent income.

Average noninterest bearing deposits for 2005 and 2004 were $16,606 and $15,340, respectively.

                                                                     TABLE II
                           Allegheny Bancshares, Inc.
            Effect of Rate-Volume Change on Net Interest Income
                      (On a fully tax equivalent basis)
                                (In Thousands)

                      2005 Compared to 2004          2004 Compared to 2003
                       Increase (Decrease)            Increase (Decrease)
                       ------------------             ------------------
                    Volume    Rate     Total       Volume    Rate     Total
                    ------    -----    -----       ------    ----     -----

Interest Income
Loans               $  503   $  375   $  878       $  605   $ (318)  $  287
Federal funds sold      (4)      36       32          (20)      10      (10)
Interest bearing
   deposits
   in banks              2        3        5            0       (1)      (1)
Investments
   Taxable             (44)      39       (5)           2      (35)     (33)
   Nontaxable           62      (72)     (10)         (97)       2      (95)
                     -----    ------   ------       ------   -----    ------

   Total Earning
     Assets         $  519   $  381   $  900       $  490   $ (342)  $  148
                    ======   ======   ======       ======   ======   ======

Interest Expense
   Demand deposits  $   (5)  $   90   $   85       $    5   $  (32)  $  (27)
   Savings               9       96      105            4      (58)     (54)
   Time deposits        67      405      472          (27)    (357)    (384)
Other borrowings        68       21       89           59       19       78
                     -----    -----    -----        -----    -----    -----

Total interest bearing
   liabilities         139      612      751           41     (428)    (387)
                     -----    -----    -----        -----    -----    -----

Net Interest Income $  380   $ (231)  $  149       $  449   $   86   $  535
                     =====    ======   =====        =====    =====    =====


NOTE: Volume changes have been determined by multiplying the prior years' average rate by the change in balances outstanding. The rate change is the difference between the total change and the volume.

                                                                    TABLE III
                           Allegheny Bancshares, Inc.
                         Interest Sensitivity Analysis
                                (In Thousands)
                               December 31, 2005

                         0 to 3    4 to 12    1 to 5     Over 5
                         Months     Months     Years      Years      Total
                         ------     ------    ------     -------    -------
Uses of Funds:

Loans:
   Commercial           $16,340    $11,173    $20,356    $ 9,827   $57,696
   Installment              561      1,027      7,518      1,446    10,552
   Real estate            6,678      5,429      9,458     35,491    57,056
   Credit card              301                                        301
Interest bearing bank
   deposit                  106        299        100                  505
Investment securities                1,805     17,211     14,944    33,960
Federal funds sold        1,541                                      1,541
                         ------     ------     ------     ------    ------

   Total Earning Assets  25,527     19,733     54,643     61,708   161,611
                         ------     ------     ------     ------    ------

Sources of Funds:

Interest bearing
   demand deposits       20,276                                     20,276
Savings deposits         28,522                                     28,522
Time deposits
   $100,000 and over      2,361      7,785      9,190               19,336
Other time deposits      14,444     20,037     17,404        680    52,565
Other borrowings          3,069      1,163      1,904      2,771     8,907
                         ------     ------     ------     ------     -----

   Total Interest Bearing
     Liabilities         68,672     28,985     28,498      3,451   129,606
                         ------     ------     ------     ------   -------

Discrete Gap            (43,145)    (9,252)    26,145     58,257    32,005

Cumulative Gap          (43,145)   (52,397)   (26,252)    32,005

Ratio of Cumulative
   Gap to Total
   Earning Assets       -26.70%     -32.42%    -16.24%     19.80%    19.80%
                        ======      ======     ======     ======     =====

Rate Risk:

Loans with predetermined
   rates                $ 3,459   $  9,645   $ 26,207   $ 46,300  $ 85,611

Loans with variable/
   adjusted rates        20,421      7,984     11,125        464    39,994

Table III reflects the earlier of the maturity or repricing dates for various assets and liabilities. The above does not make any assumptions with respect to loan repayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. Proceeds from the redemption of investments and deposits are included in the period of maturity.

                                                                    TABLE IV
                           Allegheny Bancshares, Inc.
                         Loan Loss Allowance Activity
                                 (In Thousands)

                                2005     2004      2003

Beginning balance             $1,094   $1,051   $1,028

Provision charged to expense     219      184      120

Loan losses:
   Commercial                     17        7       66
   Installment                   138      149       72
   Real estate                     2       20       11
   Credit card
                               -----    -----   ------

   Total Loan Losses             157      176      149
                               -----    -----   ------

Recoveries:
   Commercial                      1        2       28
   Installment                    15       33       24
   Real estate
   Credit card
                               -----    -----   ------

   Total Loan Recoveries          16       35       52
                               -----    -----   ------

   Net Loan Losses               141      141       97
                               -----    -----   ------

   Ending balance             $1,172   $1,094   $1,051
                               =====    =====   ======

Net loan losses as a percent
   of average loans              .11%     .12%     .09%

Allowance as a percent of
   year end loans                .93%     .92%     .94%



   Analysis of Ending Balance
                           December 31, 2005             December 31, 2004
                        ----------------------        ----------------------
                                        Percent of                    Percent of
                            Percent of   Average            Percent of   Average
                    Amount  Allowance    Loans      Amount  Allowance     Loans

   Commercial      $  401    34.22%     45.25%      $  829   75.78%     42.24%
   Installment        114     9.73%      8.63%          33    3.02%      9.65%
   Real estate        610    52.05%     45.88%         201   18.37%     47.86%
   Credit card          7      .59%       .24%                           0.25%
   Unallocated         40     3.41%                     31    2.83%
                      -----   -----     ------       -----   -----     ------

   Total           $1,172   100.00%    100.00%      $1,094  100.00%    100.00%
                    =====   ======     ======        =====  ======     ======

                                                                   TABLE V
                           Allegheny Bancshares, Inc.
                    Time Deposit Maturities - Over $100,000
                                 (In Thousands)



                                2005     2004

Maturity
   Less than 3 months         $2,361   $2,232
   3 to 6 Months               1,489    3,278
   6 to 12 Months              6,296    5,867
   Over 12 Months              9,190    7,615
                               -----    -----

   Total                     $19,336  $18,992
                              ======   ======

                                                                        TABLE VI
                           Allegheny Bancshares, Inc.
                          Quarterly Financial Results
                    (In Thousands, except per share amounts)

                      Fourth         Third        Second         First
2005                  Quarter       Quarter       Quarter       Quarter

Interest income      $  2,714      $  2,631      $  2,500      $  2,381
Interest expense         (841)         (757)         (665)         (584)
                       ------        ------        ------        ------

Net interest income     1,873         1,874         1,835         1,797
Provision for loan
   loss                   (56)          (54)          (55)          (54)
                       ------        ------        ------        ------

Net interest income after
   provision            1,817         1,820         1,780         1,743

Noninterest income        230           229           226           174
Noninterest expense    (1,182)       (1,167)       (1,110)       (1,070)
                       ------        ------        ------        ------

Income before income tax
   provision              865           882           896           847

Income tax provision     (247)         (256)         (272)         (269)
                       ------        ------        ------        ------

Net income           $    618      $    626      $    624      $    578
                       ======        ======        ======        ======

Per common share:
Net income (basic)   $    .69      $    .70      $    .70      $    .64
Cash dividends           1.20


                       Fourth        Third        Second          First
2004                   Quarter      Quarter       Quarter       Quarter

Interest income      $  2,409      $  2,362      $  2,271      $  2,281
Interest expense         (567)         (524)         (513)         (524)
                       ------        ------        ------        ------

Net interest income     1,842         1,838         1,758         1,757
Provision for loan loss   (48)          (45)          (45)          (45)
                       ------        ------        ------        ------

Net interest income after
   provision            1,794         1,793         1,713         1,712
                       ------        ------        ------        ------

Noninterest income        135           126           143           108
Noninterest expense    (1,039)       (1,010)       (1,038)       (1,025)
                       ------        ------        ------        ------

Income before income tax
   provision              890           909           818           795
Income tax provision     (266)         (276)         (248)         (238)
                       ------        ------        ------        ------

Net income            $   624      $    633      $    570      $    557
                      =======       =======       =======       =======

Per common share:
Net income (basic)    $   .70      $    .71      $    .63      $    .62
Cash dividends           1.10

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

     This information is incorporated herein by reference from Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page

Report of Independent Registered Public Accounting Firm                  24

Balance Sheets for the years ended
   December 31, 2005 and 2004                                            25

Statements of Income for the years ended
   December 31, 2005, 2004 and 2003                                      26

Statements of Changes in Stockholders' Equity for the years ended
   December 31, 2005, 2004 and 2003                                      27

Statements of Cash Flows for the years ended
   December 31, 2005, 2004 and 2003                                      28

Notes to Financial Statements                                            30

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Allegheny Bancshares, Inc.
Franklin, West Virginia


We have audited the accompanying balance sheets of Allegheny Bancshares, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2005, 2004, and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allegheny Bancshares, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

                                    /s/ S. B. Hoover & Company, L.L.P.



February 13, 2006
Harrisonburg, VA

ALLEGHENY BANCSHARES, INC.

BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

                                    ASSETS               2005         2004

Cash and due from banks (Note 2)                     $2,882,297    $2,695,155
Interest bearing deposits in banks                      504,617       225,309
Federal funds sold (Note 2)                           1,541,000     2,017,963
Securities available for sale (Note 3)               33,458,768    33,047,889
Securities held to maturity (Note 3)                    500,000       500,000
Loans receivable, net of allowance for loan
   losses of $1,172,063 in 2005 and
   $1,094,288 in 2004  (Note 4)                     124,432,926   117,228,253
Bank premises and equipment, net (Note 5)             6,048,824     4,763,021
Interest receivable                                   1,053,296       928,235
Other assets                                            897,840       832,999
                                                       --------    ----------

   Total Assets                                    $171,319,568  $162,238,824
                                                    ===========   ===========

                                  LIABILITIES

Deposits
   Noninterest bearing                              $16,274,352   $16,347,656
   Interest bearing
     Demand deposits                                 20,276,233    20,746,165
     Savings deposits                                28,522,231    25,731,632
     Time deposits (Note 6)                          71,901,030    68,751,388
                                                     ----------    ----------
   Total Deposits                                   136,973,846   131,576,841

Treasury tax and loan deposit note                      255,568       192,282
Securities sold under agreements to
   repurchase (Note 7)                                3,543,567     2,352,008
Accrued expenses and other liabilities                  574,065       576,716
Long-term debt (Note 9)                               5,108,716     3,493,737
                                                      ---------   -----------

   Total Liabilities                                146,455,762   138,191,584
                                                    -----------   -----------

                             STOCKHOLDERS' EQUITY

Common stock - $1 par value, 2,000,000 shares
   Authorized, 900,000 issued in
   2005 and 2004, respectively                          900,000       900,000
Additional paid in capital                              900,000       900,000
Retained earnings (Note 10)                          23,388,879    22,017,014
Accumulated other comprehensive income (loss)          (116,768)      371,582
Treasury stock (at cost, 4,743 and 3,404 shares in
     2005 and 2004, respectively)                      (208,305)     (141,356)
                                                      ---------   -----------

   Total Stockholders' Equity                        24,863,806    24,047,240
                                                     ----------    ----------

   Total Liabilities and Stockholders' Equity      $171,319,568  $162,238,824
                                                    ===========  ============

               The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                          2005           2004         2003
INTEREST INCOME:

   Loans, including fees              $8,835,223      $7,957,077   $7,670,151
   Federal funds sold                     62,205          30,128       39,802
     Interest bearing deposits in banks    8,647           4,085        5,330
   Debt securities - taxable             608,085         613,201      646,351
   Debt securities - nontaxable          712,113         718,691      781,500
                                      ----------       ---------    ---------

   Total Interest Income              10,226,273       9,323,182    9,143,134
                                      ----------       ---------    ---------

INTEREST EXPENSE:

   Interest on deposits                2,589,511       1,958,667    2,422,755
   Interest on other borrowed money      257,648         169,223       90,949
                                      ----------       ---------   ----------

   Total Interest Expense              2,847,159       2,127,890    2,513,704
                                      ----------       ---------   ----------

NET INTEREST INCOME                    7,379,114       7,195,292    6,629,430

PROVISION FOR LOAN LOSSES (Note 4)       218,660         183,656      120,000
                                      ----------       ---------    ---------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES           7,160,454       7,011,636    6,509,430
                                      ----------       ---------    ---------

NONINTEREST INCOME:
   Service charges, fees and
     commissions                         621,925         267,712      224,703
   Gain on security transactions           8,036          52,135        6,958
   Other operating income                228,875         192,630      200,519
                                      ----------       ---------    ---------

   Total Noninterest Income              858,836         512,477      432,180
                                      ----------       ---------    ---------

NONINTEREST EXPENSES:
   Salaries and benefits               2,313,640       2,123,528    1,953,054
   Occupancy expense                     284,320         250,874      219,276
   Equipment expense                     567,060         492,346      433,539
   Director's fees                       175,990         181,350      104,820
   Other expenses                      1,188,200       1,063,501      997,173
                                      ----------       ---------    ---------

   Total Noninterest Expenses          4,529,210       4,111,599    3,707,862
                                      ----------       ---------    ---------

INCOME BEFORE INCOME TAXES             3,490,080       3,412,514    3,233,748

INCOME TAX EXPENSE (Note 11)           1,043,907       1,028,485      952,693
                                      ----------       ---------    ---------

NET INCOME                            $2,446,173      $2,384,029   $2,281,055
                                      ==========       =========    =========

   Net income per share                $    2.73       $    2.66   $     2.54
                                       =========        ========    =========

   Cash dividends paid per share       $    1.20       $    1.10   $     1.00
                                       =========        ========    =========

   Average Weighted Shares
     Outstanding                         896,186         897,767      899,570
                                       =========        ========    =========


               The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                                                                           Accumulated
                                                Additional                                    Other
                                                  Common        Paid In      Retained     Comprehensive    Treasury
                                  Total            Stock        Capital      Earnings      Income(Loss)      Stock


Balance, December 31,
   2002                         21,927,527         900,000       900,000     19,238,234       889,293           0

  Comprehensive Income
   Net income                    2,281,055                                    2,281,055
   Change in unrealized
     gain on available for
     sale securities, net of
     income tax effect of
     $(153,677)                   (240,367)                                                  (240,367)
                                 ---------
Total Comprehensive
     Income                      2,040,688
Purchase of treasury
   stock                           (15,099)                                                               (15,099)
Dividends paid                    (899,823)                                    (899,823)
                                 ---------         -------       -------      ---------      --------     -------
Balance, December 31,
   2003                         23,053,293         900,000       900,000     20,619,466       648,926     (15,099)

Comprehensive Income
   Net income                    2,384,029                                    2,384,029
   Change in unrealized
     gain on available for
     sale securities, net of
     income tax effect of
     $(166,943)                   (277,344)                                                  (277,344)
                                ----------
Total Comprehensive
     Income                      2,106,685
Purchase of treasury
   stock                          (126,257)                                                              (126,257)
Dividends paid                    (986,481)                                    (986,481)
                                 ---------         -------       -------      ---------      --------     -------
Balance, December 31,
   2004                         24,047,240         900,000       900,000     22,017,014       371,582    (141,356)
Comprehensive Income
   Net income                    2,446,173                                    2,446,173
   Change in unrealized
     gain on available for
     sale securities, net of
     income tax effect of
     $(219,404)                   (488,350)                                                  (488,350)
                                ----------
Total Comprehensive
     Income                      1,957,823
Purchase of treasury
   stock                           (66,949)                                                               (66,949)
Dividends paid                  (1,074,308)                                  (1,074,308)
                                 ---------         -------       -------      ---------      --------    --------
Balance, December 31,
   2005                        $24,863,806       $ 900,000      $900,000    $23,388,879     $(116,768)  $(208,305)
                                ==========        ========       =======     ==========       =======    ========

               The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                              2005        2004        2003
OPERATING ACTIVITIES
   Net income                           $ 2,446,173   $2,384,029   $2,281,055
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
         Provision for loan losses          218,660      183,656      120,000
       Provision for other real estate
         owned losses                                                  15,000
       Depreciation and amortization        445,153      383,984      344,792
       Gain on security transactions         (8,036)     (52,135)      (6,958)
       Net amortization of securities        50,168       86,069       94,901
       Gain on sale of equipment                          (6,174)      (2,500)
       Gain on sale of other real estate                 (14,726)
       Net change in:
         Interest receivable               (125,061)      19,753       41,077
         Other assets                       (67,619)    (110,261)    (356,857)
         Accrued expense and other
           liabilities                      216,753       (6,273)      56,204
                                          ---------    ---------    ---------

   Net Cash Provided by Operating
     Activities                           3,176,191    2,867,922    2,586,714
                                          ---------    ---------    ---------

INVESTING ACTIVITIES
   Proceeds from sales of available for
     sale securities                      2,304,534    6,077,995    1,247,303
   Proceeds from calls of available for
     sale securities                      1,460,000    2,791,500    4,445,000
   Proceeds from maturities of available
     for sale securities                  2,141,282    3,417,112    4,801,495
   Proceeds from call of held to
     maturity security                                   500,000      500,000
   Proceeds from sale of equipment                         6,174        2,500
   Proceeds from sale of other real estate               112,226
   Purchase of available for sale
     securities                          (7,066,581)  (9,010,820) (14,069,974)
   Purchase of held to maturity
     securities                                         (500,000)  (1,000,000)
   Purchase of bank premises and
     equipment                           (1,728,178)    (931,148)    (675,254)
   Net change in interest bearing
     deposits in banks                     (279,308)      14,695       20,638
   Net change in federal funds sold         476,963   (1,334,068)    (583,895)
   Net change in loans                   (7,423,333)  (6,896,161)  (7,205,458
                                         ----------   ----------   ----------

   Net Cash Used in Investing
     Activities                         (10,114,621)  (5,752,495) (12,517,645)
                                        -----------   ----------   ----------

FINANCING ACTIVITIES
   Net change in:
     Demand and savings deposits          2,247,363    2,641,178    4,878,539
     Time deposits                        3,149,642      382,776    1,692,204
     Short-term borrowings                1,254,845    1,037,504      318,627
   Proceeds from long-term debt           2,000,000                 4,000,000
   Curtailments of long-term debt          (385,021)    (344,441)    (161,822)
   Purchase of treasury stock               (66,949)    (126,257)     (15,099)
   Cash dividends paid                   (1,074,308)    (986,481)    (899,823)
                                         ----------   ----------    ---------

   Net Cash Provided by Financing
     Activities                           7,125,572    2,604,279    9,812,626
                                         ----------   ----------    ---------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                         187,142     (280,294)    (118,305)

Cash and Cash Equivalents, January 1      2,695,155    2,975,449    3,093,754
                                         ----------   ----------    ---------

Cash and Cash Equivalents, December 31   $2,882,297   $2,695,155   $2,975,449
                                         ==========    =========    =========

ALLEGHENY BANCSHARES, INC.

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


Supplemental Disclosure of Cash
  Paid During the Year for:                   2005        2004         2003

     Interest                             $ 2,754,310  $2,122,304   $2,592,885
     Income taxes                           1,023,500   1,040,833      638,110


               The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Allegheny Bancshares ("Company") is a bank holding company and operates under a charter issued by the state of West Virginia. The Company owns all of the outstanding stock of Pendleton Community Bank ("Bank"), which operates under a charter issued by the State of West Virginia and provides commercial banking services to customers located primarily in Pendleton County, West Virginia and adjacent counties. As a state chartered bank, the Bank is subject to regulation by the Department of Banking for the State of West Virginia and the Federal Deposit Insurance Corporation.

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

Consolidation Policy - The consolidated financial statements include Allegheny Bancshares, Inc. and Pendleton Community Bank. All significant intercompany balances and transactions have been eliminated.

Investment Securities -Securities that the Company has both the ability and complete intention to hold to maturity (at the time of purchase) are classified as held to maturity securities. These held to maturity securities are recorded at amortized cost value. Investment securities which the Company intends to hold for indefinite periods of time, including investment securities used as part of the Company's asset/liability management strategy, are classified as available for sale. These investment securities are carried at fair value. Net unrealized gains and losses, net of deferred income taxes, are excluded from earnings and reported as a separate component of stockholders' equity until realized.

Interest and dividends on securities and amortization of premiums and accretion of discounts on securities are reported as interest income using the effective interest method. Gains and losses on the sale of investment securities are determined using the specific identification method.

Loans - Loans are intended to be held until maturity and are shown on the balance sheet net of the allowance for loan losses. Interest is computed by methods which generally result in level rates of return on principal. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received.

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

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

In the normal course of business, to meet the credit needs of its customers, the Company has made commitments to extend credit. These commitments represent a credit risk, which is not recognized in the Company's balance sheet. The Company uses the same credit policies in making commitments as it does for other loans. Commitments to extend credit are generally made for a period of one year or less and interest rates are determined when funds are disbursed. Collateral and other security for the loans are determined on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the contract or notional amounts do not necessarily represent future cash requirements. See Note 15 for lending commitments as of December 31, 2005 and 2004.

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

Cash and Cash Equivalents - Cash and cash equivalents as used in the cash flow statements are defined as those amounts included in the balance sheet caption "Cash and due from banks", and include cash on hand and noninterest bearing funds at correspondent institutions.

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

Income Taxes - Amounts shown as income tax expense are based on income reported on the financial statements rather than amounts currently payable under state and federal tax laws. Deferred taxes, which arise principally from the difference in timing of reporting certain income and expenses for financial statements and for reporting these items for computation of income for tax purposes, are included in the amounts reported as income taxes. Deferred income tax assets and liabilities arise from these timing differences.

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

Fair values for off-balance-sheet lending commitments approximate the contract or notional value taking into account the remaining terms of the agreements.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 2     DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

The Company has cash on deposit and federal funds sold to other commercial banks amounting to $2,159,995 and $3,181,704 as of December 31, 2005 and 2004,
respectively.


NOTE 3     SECURITIES:

The amortized cost and fair values of securities are as follows:

(In Thousands)                  Amortized      Gross Unrealized
                                              ----------------        Fair
                                  Cost        Gains      Losses       Value

December 31, 2005

Securities Available-for-Sale

   United States Government
     Mortgage Backed Securities  $  5,022  $           $      222  $    4,800
   United States Government
     Agency Securities             10,457           7          94      10,370
   Obligations of States and
     Political Subdivisions        18,149         239          99      18,289
                                ---------   ---------   ---------   ---------

                                $  33,628  $      246  $      415  $   33,459
                                =========   =========   =========   =========

Securities Held-to-Maturity

   United States Government
     Agency Securities          $     500  $           $       12  $      488
                                =========  ==========   =========   =========

December 31, 2004

Securities Available-for-Sale

   United States Government
     Mortgage Backed
     Securities                 $   6,575  $           $      111  $    6,464
   United States Government
     Agency Securities              7,484         122           5       7,601
   Obligations of States and
     Political Subdivisions        18,450         567          34      18,983
                                ---------   ---------   ---------   ---------

                                $  32,509  $      689  $      150  $   33,048
                                =========   =========   =========   =========

Securities Held-to-Maturity

   United States Government
     Agency Securities          $     500  $        1  $           $      501
                                =========  ==========  ==========  ==========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 3     SECURITIES (CONTINUED):

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous, unrealized loss position at December 31, 2005. The unrealized losses on the Company's investments were caused by interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporary impaired at December 31, 2005.

                         Less than 12 Months    12 Months or Greater    Total
                         Fair     Unrealized    Fair      Unrealized    Fair
                         Value      Losses     Value       Losses       Value
                         ------    ---------  -------     ----------    -----
Description of Securities
U.S. Government Mortgage
Backed Securities        $    0     $   0     $ 4,800      $ 222      $ 4,800
U.S. Government Agency
Securities                8,866        91         485         15        9,351
Obligations of States and
Political Subdivisions    4,484        59       1,707         40        6,191
                        -------      ----      ------       ----      -------
     Total             $ 13,350     $ 150     $ 6,992      $ 277     $ 20,342
                        =======      ====      ======       ====      =======


A maturity schedule of securities as of December 31, 2005 is as follows:

(In Thousands)                                                        Weighted
                                         Amortized       Fair         Average
     Due                                    Cost         Value         Yield
   Securities Available-for-Sale
     In one year or less                 $  1,802      $  1,806        4.86%
     After one year through five years     17,287        17,210        4.86%
     After five years through ten years    14,539        14,443        5.45%
                                         --------       -------       ------

                                         $ 33,628      $ 33,459        5.05%
                                         ========       =======       ======
   Securities Held-to-Maturity
After five years through ten years       $    500      $    488        5.05%
                                         ========       =======       ======

The carrying value of securities pledged by the Company to secure deposits, repurchase agreements and for other purposes amounted to $15,573,000 and $13,821,000 at December 31, 2005 and 2004, respectively. The fair value of these pledged securities approximates the carrying value. Weighted average yields have been computed on a tax equivalent basis using an incremental tax rate of 34%.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 4     LOANS RECEIVABLE:

Loans receivable outstanding are summarized as follows:
                                                             December 31
                                                           2005       2004
                                                            (In Thousands)

Loans secured by deeds of trust on real estate
  Construction and land development                      $ 12,836   $ 8,150
  Agribusiness                                             14,110    16,198
  1-4 family residential properties                        53,752    51,235
  Non-farm non-residential properties                      19,941    19,125
Loans to finance agricultural production and other
  loans to farmers                                          3,871     3,038
Commercial and industrial loans                             8,304     6,262
Personal installment loans                                 10,776    11,083
All other loans                                             2,015     3,231
                                                          -------    ------

Subtotal                                                  125,605   118,322
Less Allowance for loan losses                              1,172     1,094
                                                          -------    ------

Loans Receivable                                         $124,433  $117,228
                                                          =======   =======


Although the Company has a diversified loan portfolio, a substantial portion of the borrowers' ability to honor their contracts is dependent upon the agribusiness economic sector. Loans for agribusiness include loans directly related to poultry houses which amounted to $8,696,000 at December 31, 2005 and $8,662,000 at December 31, 2004. The majority of these loans are collateralized by a deed of trust on real estate. Farmers Home Administration (FHA) guarantees cover ninety percent of the loan balance on $2,578,000 of these loans at December 31, 2005 and $2,956,000 at December 31, 2004.

A summary of transactions in the allowance for loan losses follows:

                                                           2005      2004
                                                            (In Thousands)

Balance at Beginning of Year                             $  1,094   $ 1,051
Provision charged to operating expense                        219       184
Loan recoveries                                                16        35
Loan charge-offs                                             (157)     (176)
                                                          --------   ------

Balance at End of Year                                   $  1,172   $ 1,094
                                                          =======    ======

Loans accounted for on a nonaccrual basis were $155,427, $429,223, and $9,250 at December 31, 2005, 2004 and 2003 (.12%, .36% and .01% of total loans), respectively. Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $648,175, $387,516 and $877,462 at December 31, 2005, 2004 and 2003 (.52%, .33% and .79% of total loans), respectively

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5     BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are summarized as follows:
                                                            December 31
                                                        2005         2004
                                                        (In Thousands)

Bank premises                                       $    5,303    $   4,151
Furniture and equipment                                  3,721        3,159
                                                     ---------     --------

                                                         9,024        7,310

Less accumulated depreciation                            2,975        2,547
                                                     ---------     --------

Bank Premises and Equipment                         $    6,049    $   4,763
                                                     =========     ========

NOTE 6     TIME DEPOSITS:

The aggregate amount of time deposits with minimum denominations of $100,000 was approximately $19,336,000 and $18,992,000 in 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of time deposits are as follows:

                                                    (In Thousands)
                      2006                          $   41,367
                      2007                              22,278
                      2008                               3,065
                      2009                               2,097
                      2010                               2,407
                      Thereafter                           687
                                                    ----------
                      Total                         $   71,901
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

NOTE 8     LINES OF CREDIT:

The Company has lines of credit with the Federal Home Loan Bank (FHLB) and other financial institutions totaling $18,200,000. As of December 31, 2005, the Company had no outstanding debt on these lines. The FHLB Line of Credit is secured by FHLB Stock, as well as investment securities and mortgage loans. These borrowings will carry interest at prevailing rates when funds are borrowed.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9     LONG-TERM DEBT:

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh
(FHLB). The interest rates on all of the notes payable as of December 31, 2005 were fixed at the time of the advance and fixed rates range from 3.15% to 4.77%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 4.11% at December 31, 2005. The company has total borrowing capacity from the FHLB of $70,037,000.

Repayments of long term debt are due monthly. Interest expense of $167,365 was incurred on these debts in 2005. The maturities of long term debt as of December 31, 2005 are as follows:
                                                   (In Thousands)

                      2006                         $        433
                      2007                                  450
                      2008                                  467
                      2009                                  485
                      2010                                  503
                      Thereafter                          2,771
                                                    -----------

                      Total                        $      5,109
                                                    ===========

NOTE 10    DIVIDEND LIMITATIONS:

The principal source of funds of Allegheny Bancshares, Inc. is dividends paid by its subsidiary bank. The Code of West Virginia imposes certain restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 2006, the Bank could pay dividends of up to $2,769,000 without permission of the authorities.

NOTE 11    INCOME TAXES:

The current and deferred components of income tax expense are as follows:
                                                        2005         2004
                                                         (In Thousands)
Current component of income tax expense             $    1,046          956
Net increase(decrease) resulting from deferred
   income taxes                                             (2)          72
                                                     ----------   ---------
Income Tax Expense                                  $    1,044    $   1,028
                                                     =========     ========

A reconciliation between the provision for income taxes and the amount computed by multiplying income by the statutory federal income tax rates is as follows:
                                                        2005         2004
                                                         (In Thousands)
Income taxes computed at the applicable
   Federal income tax rate                          $    1,186    $   1,160
Increase (decrease) resulting from:
   Tax exempt municipal income                            (283)        (286)
   Non-deductible interest expense                          34           28
   State tax expense, net of federal tax                   119          120
   Other                                                   (12)           6
                                                     ----------    --------
Income Tax Expense                                  $    1,044    $   1,028
                                                     =========     ========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

 NOTE 11   INCOME TAXES  (CONTINUED):

The net deferred tax liability arising from temporary differences as of December 31 is summarized as follows:
                                                        2005         2004
Deferred Tax Asset:                                      (In Thousands)
-------------------
   Provision for loan losses                        $      310    $     284
   Unrealized loss on securities
     available for sale                                     52
   Other                                                     0           10
                                                     ---------     --------

   Total Assets                                            362          294
                                                     ---------     --------

Deferred Tax Liabilities:
-------------------------
   Unrealized gain on securities
     available for sale                                      0          167
   Depreciation                                            280          270
   Other                                                    11            7
                                                     ---------     --------

   Total Liabilities                                       291          444
                                                     ---------     --------

   Net Deferred Tax Asset (Liability)               $       71    $    (150)
                                                     =========     =========

NOTE 12    EMPLOYEE BENEFITS:

The bank has a defined contribution plan with 401(k) provisions that is funded with discretionary contributions by the bank. Contributions to the plan are based on a percentage of each employee's salary plus matching contributions. Investment of employee balances is done through the direction of each employee. Plan contributions by the employer are fully invested in the year of contribution.

NOTE 13    RELATED PARTY TRANSACTIONS:

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

                                          2005          2004         2003
                                                   (In Thousands)

Beginning of Year                      $   1,369    $    1,249    $   1,517
Additional borrowings                        714           679          641
Curtailments                                (601)         (559)        (909)
                                       ----------    ---------    ---------

End of Year                            $   1,482    $    1,369    $   1,249
                                        ========     =========     ========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company's actual capital amounts and ratios are presented below.


                                                                       For Capital          To Be Well
                                                    Actual          Adequacy Purposes       Capitalized
                                                    ------          -----------------       -----------
(Dollars In Thousands)                       Amount        Ratio     Amount    Ratio     Amount       Ratio
                                             ------        -----     ------    -----     ------       -----


As of December 31, 2005:
  Total Capital (to Risk Weighted Assets)   $  26,124      22.7%     $ 9,189     > 8%    $ 11,486      > 10%
                                                                                 --                    --
  Tier I Capital (to Risk Weighted Assets)     24,952      21.7%       4,594     > 4%       6,892      > 6%
                                                                                 --                    --
  Tier I Capital (to Average Assets)           24,952      14.5%       6,878     > 4%       8,598      > 5%
                                                              -                  --                    --

As of December 31, 2004:
  Total Capital (to Risk Weighted Assets)   $  24,844      23.4%     $ 8,495     > 8%    $ 10,619      > 10%
                                                                                 --                    --
  Tier I Capital (to Risk Weighted Assets)     23,750      22.4%       4,247     > 4%       6,371      > 6%
                                                                                 --                    --
  Tier I Capital (to Average Assets)           23,750      14.4%       6,582     > 4%       8,228      > 5%
                                                                                 --                    --


ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 15    DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

Fair value and the carrying value of recorded financial instruments are as follows:

                                December 31, 2005          December 31, 2004
                               Fair      Carrying         Fair      Carrying
                               Value       Value          Value       Value
                                 (In Thousands)             (In Thousands)

Cash and due from banks      $   2,882   $   2,882      $   2,695   $   2,695
Interest bearing deposits
   in banks                        505         505            225         225
Federal funds sold               1,541       1,541          2,018       2,018
Securities available for sale   33,459      33,459         33,048      33,048
Securities held to maturity        488         500            501         500
Loans                          125,100     125,605        117,219     118,322
Interest receivable              1,053       1,053            928         928
Demand deposits                 36,551      36,551         37,094      37,094
Savings deposits                28,522      28,522         25,732      25,732
Time deposits                   71,629      71,904         68,516      68,751
Short-term borrowings            3,811       3,799          2,548       2,544
Accrued interest payable           292         292            199         199
Long-term debt                   4,879       5,109          3,494       3,494

The contract or notional amount of financial instruments with off-balance sheet risk is as follows:
                                                               December 31
                                                             2005       2004
                                                               (In Thousands)
Letters of Credit                                       $     427   $   1,372
Lines of Credit (commercial and personal)                  10,251       8,223
Loan commitments (commercial and personal)                  2,101       1,697
Credit card unused credit limits                            1,449       1,397

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 16   PARENT CORPORATION ONLY FINANCIAL STATEMENTS:


                                BALANCE SHEETS

          Assets                              December 31,     December 31,
                                                  2005             2004
                                                  ----             ----

            Cash                             $     2,225         $ 2,755
            Investment in subsidiary          24,835,449      24,121,541
            Due from subsidiary                   20,575
            Other assets                           5,557           8,335
                                              ----------      ----------

            Total Assets                     $24,863,806     $24,132,631
                                              ==========      ==========


          Liabilities

            Due to subsidiary                $               $    85,391
                                              ----------      ----------

            Total Liabilities                                     85,391
                                              ----------      ----------

          Stockholders' Equity

            Common stock, par value $1 per
              share 2,000,000 shares authorized,
              900,000 shares issued in 2005
              and 2004, respectively             900,000         900,000
            Additional paid in capital           900,000         900,000
            Retained earnings                 23,388,879      22,017,014
            Accumulated other comprehensive
              income(loss)                      (116,768)        371,582
                                              ----------      ----------

                                              25,072,111      24,188,596
            Less treasury stock (at cost,
              4,743 and 3,404 shares in
              2005 and 2004, respectively)      (208,305)       (141,356)
                                              ----------      ----------

            Total Stockholders' Equity        24,863,806      24,047,240
                                              ----------      ----------

            Total Liabilities and Stockholders'
              Equity                         $24,863,806     $24,132,631
                                              ==========      ==========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 16   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

                              STATEMENTS OF INCOME
          FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                          2005           2004         2003
INCOME:

   Dividends from subsidiary         $ 1,269,308      $1,016,481  $   996,865
   Income tax benefit                     15,168
                                     -----------      ---------    ----------

   Total Income                        1,284,476       1,016,481      996,865
                                      ----------      ---------    ----------

EXPENSES:

   Professional fees                      16,112          26,346        4,588
   Annual shareholder meeting             15,288          16,679
   Amortization                            2,778           2,778        2,778
   Other expenses                          6,384           4,881        1,936
                                     -----------       ---------   ----------

   Total Expenses                         40,562          50,684        9,302
                                     -----------       ---------    ---------

INCOME BEFORE UNDISTRIBUTED
   INCOME OF SUBSIDIARY                1,243,914         965,797      987,563

UNDISTRIBUTED INCOME OF
   SUBSIDIARY                          1,202,259       1,418,232    1,293,492
                                     -----------       ---------  -----------


NET INCOME                           $ 2,446,173     $ 2,384,029  $ 2,281,055
                                     ===========      ==========   ==========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 16   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):



                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                             Accumulated
                                                             Additional                          Other
                                                Common         Paid In         Retained      Comprehensive     Treasury
                                Total            Stock         Capital         Earnings         Income          Stock

Balance, December 31,
   2002                     $         0        $       0      $        0      $         0      $        0     $       0
Exchange of Allegheny
   Bancshares common
   stock for Pendleton
   County Bank stock         21,927,527          900,000         900,000       19,238,234         889,293
Comprehensive Income
   Net income                 2,281,055                                         2,281,055
   Change in unrealized
     gain on
     available for sale
     securities, net of
     income tax effect of
     $(153,677)                (240,367)                                                         (240,367)
                              ---------
Total Comprehensive
     Income                   2,040,688
Purchase of treasury
   stock                        (15,099)                                                                         (15,099)
Dividends paid                 (899,823)                                         (899,823)
                              ---------          -------         -------        ---------         -------        -------
Balance, December 31,
   2003                      23,053,293          900,000         900,000       20,619,466         648,926        (15,099)

Comprehensive Income
   Net income                 2,384,029                                         2,384,029
   Change in unrealized
     gain on available for
     sale securities, net of
     income tax effect of
     $(166,943)                (277,344)                                                         (277,344)
                              ---------
Total Comprehensive
     Income                   2,106,685
Purchase of treasury
   stock                       (126,257)                                                                        (126,257)
Dividends paid                 (986,481)                                         (986,481)
                               --------          -------         -------        ---------         -------        -------
Balance, December 31,
   2004                     $24,047,240         $900,000        $900,000      $22,017,014        $371,582      $(141,356)
                             ==========          =======         =======       ==========         =======       ========


ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 16   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):


                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 Accumulated
                                      Additional                                   Other
                                            Common      Paid In       Retained  Comprehensive     Treasury
                               Total         Stock       Capital      Earnings   Income(Loss)       Stock

Balance, December 31,
   2004                     $24,047,240     $900,000     $900,000   $22,017,014     $371,582      $(141,356)
Comprehensive Income
   Net income                 2,446,173                               2,446,173
   Change in unrealized
     gain on
     available for sale
     securities, net of
     income tax effect of
     $(219,404)                (488,350)                                            (488,350)
                              ---------
Total Comprehensive
     Income                   1,957,823
Purchase of treasury
   stock                        (66,949)                                                            (66,949)
Dividends paid               (1,074,308)                             (1,074,308)
                             ----------      -------      -------    ----------      --------       --------
Balance, December 31,
   2005                     $24,863,806     $900,000     $900,000   $23,388,879    $(116,768)     $(208,305)
                             ==========      =======      =======    ==========     ========       ========


ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE 16   PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                              2005        2004        2003
OPERATING ACTIVITIES
   Net income                           $ 2,446,173   $2,384,029   $2,281,055
   Adjustments:
      Undistributed subsidiary income    (1,202,259)  (1,418,232)  (1,293,492)
       Increase (decrease) in other
         liabilities                        (85,391)      65,818       19,573
       (Increase) decrease in other assets  (17,796)       2,778      (11,114)
                                          ---------     --------    ---------

   Net Cash Provided by Operating
     Activities                           1,140,727    1,034,393      996,022
                                          ---------     --------    ---------

FINANCING ACTIVITIES

   Purchase of treasury stock               (66,949)    (126,257)     (15,099)
   Cash dividends paid                   (1,074,308)    (986,481)    (899,823)
                                         -----------   ----------   ---------

   Net Cash Used by Financing Activities (1,141,257)  (1,112,738)    (914,922)
                                         -----------   ----------   ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            (530)     (78,345)      81,100

Cash and Cash Equivalents, January 1          2,755       81,100
                                         ----------     ---------    ---------

Cash and Cash Equivalents, December 31   $    2,225    $   2,755    $  81,100
                                         ==========    =========    =========


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

Item 9B.  Other Information - None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth information with respect to the directors and executive officers of the Company:
                                Principal
                              Position With        Term     Occupation During
    Directors             Age  the Company        Expires   the Past Five Years

Thomas J. Bowman          81  Director Since 1969   2006    Owner of Earnest
P. O. Box 905                                               Bowman & Brother
Franklin, WV 26807-0905                                     and Self-Employed
                                                            Farmer

Roger D. Champ            60  Director Since 1994   2005    Self-Employed
P. O. Box 395                                               Contractor
Moorefield, WV 26836-0395

John E. Glover            63  Director Since 1999   2006    Self-Employed
P. O. Box 668                                               Dentist
Petersburg, WV 26847-0668

Carole H. Hartman         59  Director Since 1990   2005    Owner of Pendleton
P. O. Box 864                 Secretary of the              County Insurance
Franklin, WV 26807-0864       Board                         Agency, Self-
                                                            Employed Farmer

*John D. Heavner          69  Director Since 1972   2005    Self-Employed Farmer
HC 60, Box 4
Upper Tract, WV 26866-9518

Richard W. Homan          83  Director Since 1952   2007    Banker
P. O. Box 550                 and President of the
Franklin, WV 26807-0550       Bank and CEO prior
                              to October 16, 2000

William McCoy, Jr.        84  Director Since 1954   2005    Owner of Pendleton
P. O. Box 886                 and Chairman of the           Times Newspaper,
Franklin, WV 26807-0886       Board                         Attorney

Jerry D. Moore            53  Director Since 1987   2005    Prosecuting
P. O. Box 8                                                 Attorney
Franklin, WV 26807-0008

Richard C. Phares         77  Director Since 1969   2006    Owner of R.C. Phares
P. O. Box 1092                                              Store, Self-Employed
Onego, WV 26886-1092                                        Farmer

William A. Loving, Jr.    50  Executive Vice-       2005    1993-2000 Regional
P.O. Box 238                  President and CEO             Vice-President with
Franklin, WV  26807-0238      of the Bank since             One Valley Bank in
                              October 16, 2000;             Beckley, WV
                              Director since January 29,
                              2002

Dolan Irvine             58   Director Since        2007    Assessor, Appraiser
HC 82 Box 151                 October 30, 2003              Pocahontas County
Marlinton, WV  24954                                        Self-Employed
                                                            Farmer

L. Kirk Billingsley      45   Vice President of             Branch Manager and
P.O. Box 523                  Finance and Chief             Chief Financial
Monterey, VA 24465            Financial Officer             Officer, Blue Grass
                              Since February 22, 2005       Valley Bank

*Appointed Director Emeritus on February 2, 2006.

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

Compensation of Directors

     Each director received an annual retainer fee of $2,500 with the exception of the secretary of the board, who received $4,000. Directors received $350 for each board meeting and $250 for each board committee meeting of the bank that they attended.

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

Item 11.  Executive Compensation

Summary of Compensation

     The table below reflects information concerning the annual compensation for services in all capacities to the corporation for the fiscal years ended December 31, 2005, 2004 and 2003, for the Chief Executive Officer and any executive officer whose annual salary and bonus exceeded $100,000.

                           Summary Compensation Table
                                                  Annual Compensation (1)
                                            ------------------------------------
                                                                    Other Annual
  Name and Principal Position     Year      Salary       Bonus     Compensation
  ---------------------------     ----      ------       -----     ------------
William A. Loving, Jr.,
   Executive Vice                 2005   $   150,000   $  24,390(2)    $     0
   President and Chief            2004   $   132,500   $  16,695(3)    $     0
   Executive Officer              2003   $   125,000      14,900(4)          0

(1) Does not include perquisites and other personal benefits, including personal use of an automobile valued at $1,746 in 2005 and the cost of group-term life insurance coverage over $50,000 which was $552 in 2005.
(2)  Paid in 2006.
(3)  Paid in 2005.
(4)  Paid in 2004

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

401(k) Plan

     The Bank maintains a 401(k) profit sharing plan that generally covers all employees who have completed one year of service. Contributions to the plan are based on a percentage of each employee's salary plus matching contributions. The payment of benefits to participants is made at death, disability, termination or retirement. Contributions to the plan for all employees charged to operations during 2005 amounted to $78,782.

Compensation Policies

     The board of directors has not established formal compensation committees as the entire board serves in these capacities. Other information required by this item is set forth under the caption "Board of Directors Report on Executive Compensation" of our 2006 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The following table sets forth information as of February 1, 2006, relating to the beneficial ownership of the common stock by (a) each person or group known by the Company to own beneficially more than 5% of the outstanding common stock; (b) each of the Company's directors; and (c) all directors and executive officers of the Company as a group. Ownership includes direct and indirect (beneficial) ownership as defined by SEC rules.

      Name                Amount and Nature of               Percent
   and Address         Beneficial Ownership (1)(2)          of Class
   -----------         --------------------------           --------

T. J. Bowman                  1,783 Direct                    1.49%
                             11,555 Indirect

Roger Champ                   4,250 Direct                     *
                                480 Indirect

John E. Glover                5,785 Direct                    1.51%
                              7,755 Indirect

Carole H. Hartman             2,576 Direct                     *

John D. Heavner               2,400 Direct                     *
                              1,200 Indirect

Richard Homan                   600 Direct                    7.87%
P. O. Box 550                69,900 Indirect (3)
Franklin, WV 26807-0550

William McCoy, Jr.           14,751 Direct                    2.98%
                             12,000 Indirect

Jerry Moore                  10,170 Direct                    1.14%


Richard C. Phares            17,937 Direct                    2.00%

William A. Loving, Jr.          757 Direct                     *
                                222 Indirect

Dolan Irvine                  1,148 Direct                     *

All Directors and Executive
Officers As a Group         165,269                          18.46%


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

Item 13.  Certain Relationships and Related Transactions

     The Company has had and intends to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of the Company and their associates. Total loans outstanding from the Company at December 31, 2005 to the Company's officers and directors as a group and members of their immediate families and companies in which they had an ownership interest of 10% or more were $1,481,703 or approximately 5.96% of the Company's total equity capital. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

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

Item 14.  Principal Accountant Fees and Services

The information regarding principal accountant fees and services under the caption Auditors contained in the 2005 Proxy Statement is incorporated herein by reference.


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


    The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 30, 2003.

No. Description Exhibit Number

3.1       Articles of Incorporation - Allegheny Bancshares, Inc.         E2

4.1       Specimen Common Stock Certificate of Allegheny
             Bancshares, Inc.                                            E5


b.    Reports on 8K

          On December 20, 2005, the Company filed a report on Form 8K, Item 5.03 to report amendments to the Company's Bylaws.

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

                                       ALLEGHENY BANCSHARES, INC.

                                       By: /s/ WILLIAM A. LOVING, JR.
                                           ----------------------------------
                                           William A. Loving, Jr.
                                           Executive Vice-President and
                                              Chief Executive Officer

                                       Date:  MARCH 30, 2006
                                            -----------------


                                       By: /s/ L. KIRK BILLINGSLEY
                                           -----------------------------------
                                           L. Kirk Billingsley
                                           Chief Financial Officer

                                       Date: MARCH 30, 2006
                                            ----------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

        Signature                         Title                  Date
/s/ T. J. BOWMAN                                              MARCH 30, 2006
---------------------------                                  -------------
Thomas J. Bowman                        Director


---------------------------                                  --------------
Roger D. Champ                          Director

/s/ JOHN E. GLOVER                                           MARCH 30, 2006
---------------------------                                  --------------
John E. Glover                          Director

/s/ CAROLE H. HARMAN                                         MARCH 30, 2006
---------------------------             Director             --------------
Carole H. Hartman                       Secretary

/s/ RICHARD W. HOMAN                                         MARCH 30, 2006
---------------------------                                  --------------
Richard W. Homan                        Director


---------------------------      Chairman of the Board       --------------
William McCoy, Jr.                      Director

/s/ JERRY D. MOORE                                           MARCH 30, 2006
---------------------------                                  --------------
Jerry D. Moore                          Director

/s/ R. C. PHARES                                             MARCH 30, 2006
---------------------------                                  --------------
Richard C. Phares                       Director

/s/ WILLIAM A. LOVING, JR.                                   MARCH 30, 2006
---------------------------                                  --------------
William A. Loving, Jr.                  Director

/s/ DOLAN IRVINE                                             MARCH 30, 2006
---------------------------                                  --------------
Dolan Irvine                            Director