Form 10-Q
period 2006-03-31
ALLEGHENY BANCSHARES INC
filed 2006-05-15
CIK 1213662

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                    For Quarterly Period Ended March 31, 2006

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


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                         Common Stock, par value - $1.00
                  894,757 shares outstanding as of May 1, 2006

                           ALLEGHENY BANCSHARES, INC.

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                  PAGE

    Item 1. Financial Statements                                    2

            Unaudited Consolidated Statements of Income -
            Three Months ended March 31, 2006 and 2005              2

            Consolidated Balance Sheets - March 31, 2006
            (Unaudited) and December 31, 2005 (Audited)             3

            Unaudited Consolidated Statements of Changes in
            Stockholders' Equity - Three Months Ended
            March 31, 2006 and 2005                                 4

            Unaudited Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2006 and 2005              5

            Notes to Consolidated Financial Statements              6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     8

    Item 3. Quantitative and Qualitative Disclosures about
            Market Risk                                            14

    Item 4. Controls and Procedures                                14

PART II.    OTHER INFORMATION

    Item 1. Legal Proceedings                                      14

    Item 2. Changes in Securities                                  14

    Item 3. Defaults upon Senior Securities                        15

    Item 4. Submission of Matters to a Vote of Security Holders    15

    Item 5. Other Information                                      15

    Item 6. Exhibits and Reports on Form 8K                        15


            SIGNATURES                                             16

Part I.  Financial Information
Item 1.  Consolidated Financial Statements
                           Allegheny Bancshares, Inc.
                        Consolidated Statements of Income
              (In thousands, except for per share information)
                                 (Unaudited)
                                                      Three Months Ended
                                                     March 31,   March 31,
                                                       2006         2005
Interest and Dividend Income:
   Loans and fees                                    $ 2,389      $ 2,036
   Investment securities - taxable                       180          154
   Investment securities - nontaxable                    172          182
   Deposits and federal funds sold                        17            9
                                                      ------       ------

   Total Interest and Dividend Income                  2,758        2,381
                                                      ------       ------

Interest Expense:
   Deposits                                              805          538
   Borrowings                                             84           46
                                                      ------       ------

   Total Interest Expense                                889          584
                                                      ------       ------

Net Interest Income                                    1,869        1,797

Provision for loan losses                                 54           54
                                                      ------       ------

Net interest income after provision
   for loan losses                                     1,815        1,743
                                                      ------       ------

Noninterest Income:
   Service charges on deposit accounts                   158          131
   Other income                                           63           41
   Gain on security transactions                                        2
                                                      ------       ------

   Total Noninterest Income                              221          174
                                                      ------       ------

Noninterest Expense:
   Salaries and benefits                                 650          577
   Occupancy expenses                                     74           67
   Equipment expenses                                    145          123
   Other expenses                                        345          303
                                                      ------       ------

   Total Noninterest Expenses                          1,214        1,070
                                                      ------       ------

Income before Income Taxes                               822          847

Income Tax Expense                                       247          269
                                                      ------       ------

   Net Income                                        $   575      $   578
                                                      ======       ======

Earnings Per Share
   Net income                                        $   .64     $    .64
                                                      ======      =======

   Weighted Average Shares Outstanding               894,935      896,596
                                                     =======      =======

       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                            March 31, 2006   December 31, 2005
                                               Unaudited         Audited
ASSETS

Cash and due from banks                      $   1,520        $   2,882
Federal funds sold                                  57            1,541
Interest bearing deposits in banks                 415              505
Investment securities available for sale        33,169           33,459
Investment securities held to maturity             500              500
Loans receivable, net of allowance for loan
   losses of $1,236 and $1,172 respectively    127,056          124,433
Bank premises and equipment, net                 6,202            6,049
Other assets                                     2,117            1,951
                                              --------         --------

   Total Assets                              $ 171,036        $ 171,320
                                              ========         ========

LIABILITIES

Deposits
   Noninterest bearing demand                $  15,989        $  16,275
   Interest bearing
      Demand                                    18,100           20,276
      Savings                                   28,412           28,522
      Time deposits over $100,000               20,047           19,336
      Other time deposits                       53,757           52,565
                                              --------         --------

   Total Deposits                              136,305          136,974

Accrued expenses and other liabilities             642              574
Short-term borrowings                            2,769            3,799
Long-term debt                                   6,002            5,109
                                              --------         --------

   Total Liabilities                           145,718          146,456
                                              --------         --------

STOCKHOLDERS' EQUITY

Common stock; $1 par value, 2,000,000 shares
   Authorized, 900,000 issued                      900              900
Additional paid in capital                         900              900
Retained earnings                               23,964           23,389
Accumulated other comprehensive income            (212)            (117)
Treasury stock (at cost, 5,243 shares in 2006 and
     4,743 shares in 2005)                        (234)            (208)
                                              --------         ---------

   Total Stockholders' Equity                   25,318           24,864
                                              --------         --------

   Total Liabilities and Stockholders'
     Equity                                   $171,036         $171,320
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

                                             Allegheny Bancshares, Inc.
                             Consolidated Statements of Changes in Stockholders' Equity
                                                  (In thousands)
                                                   (Unaudited)


                                                                           Accumulated
                                                  Additional                  Other
                                       Common      Paid In     Retained   Comprehensive   Treasury
                           Total        Stock      Capital     Earnings      Income         Stock

Balance, December 31,
   2005                   $ 24,864     $   900     $   900     $  23,389     $  (117)       $ (208)

Comprehensive Income
   Net income                  575                                   575
   Change in unrealized
     gain on
     available for sale
     securities, net of
     income tax effect of
     $(43)                     (95)                                              (95)
                          --------
   Total Comprehensive
     Income                    480
   Purchase of Treasury
     Stock                     (26)                                                            (26)
                          --------      ------      ------      --------      ------         -----

Balance, March 31,
   2006                   $ 25,318     $   900     $   900     $  23,964     $  (212)       $ (234)
                          ========      ======      ======      ========      ======         =====

Balance, December 31,
   2004                   $ 24,047     $   900     $   900     $  22,017     $   371        $ (141)

Comprehensive Income
   Net income                  578                                   578
   Change in unrealized
     gain on
     available for sale
     securities, net of
     income tax effect of
     $(144)                   (321)                                             (321)
                          --------
   Total Comprehensive
     Income                    257
   Purchase of Treasury
     Stock                --------      ------      ------      --------      ------         -----


Balance, March 31,
   2005                   $ 24,304     $   900     $   900     $  22,595     $    50        $ (141)
                          ========      ======      ======      ========      ======         =====


       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                            2006      2005
Cash Flows from Operating Activities:
   Net income                                            $    575   $   578
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                54        54
      Depreciation and amortization                           114        99
      Net amortization of securities                            8        16
      Gain on sale of securities                                         (2)

      Net change in:
       Accrued income                                         (58)      (99)
       Other assets                                          (108)       96
       Accrued expense and other liabilities                  111       203
                                                          -------    ------

   Net Cash Provided by Operating Activities                  696       945
                                                          -------    ------

Cash Flows from Investing Activities:
   Net change in federal funds sold                         1,484     1,645
   Net change in interest bearing deposits in banks            90       (11)
   Proceeds from sales, calls and maturities
    of securities available for sale                          263     2,729
   Purchase of securities available for sale                 (119)   (2,621)
   Net increase in loans                                   (2,678)   (3,848)
   Purchase of bank premises and equipment                   (267)     (844)
                                                          --------   -------

   Net Cash Used in Investing Activities                   (1,227)   (2,950)
                                                          --------   -------

Cash Flows from Financing Activities:
   Net change in:
    Demand and savings deposits                            (2,572)   (1,389)
    Time deposits                                           1,903     1,941
   Proceeds from borrowings                                 1,000     1,168
   Curtailments of borrowings                              (1,136)      (88)
   Purchase of treasury stock                                 (26)
                                                          --------   ------

   Net Cash Provided by Financing Activities                 (831)    1,632
                                                          --------   ------

Cash and Cash Equivalents
   Net decrease in cash and cash equivalents               (1,362)     (373)
   Cash and Cash Equivalents, beginning of period           2,882     2,695
                                                          -------    ------

   Cash and Cash Equivalents, end of period              $  1,520   $ 2,322
                                                          =======    ======


Supplemental Disclosure of Cash Paid During the Period for:
   Interest                                              $    877   $   562
   Income taxes                                          $      0   $     0

              The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1      ACCOUNTING PRINCIPLES:

      The financial statements conform to accounting principles generally accepted in the United States of America ("GAAP") and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, and the results of operations for the periods ended March 31, 2006 and 2005. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2005 annual report to stockholders of Allegheny Bancshares, Inc.

NOTE 2      INVESTMENT SECURITIES:

      The amortized costs of investment securities and their approximate fair values at March 31, 2006 and December 31, 2005 follows (in thousands):


                                   March 31, 2006      December 31, 2005
                                   --------------      -----------------
                                  Amortized  Fair    Amortized     Fair
                                    Cost     Value     Cost        Value

 Securities available for sale:

   U.S. Treasury and agency
    obligations                  $ 10,460  $ 10,321   $10,457   $ 10,370
   State and municipal
    obligations                    18,144    18,181    18,149     18,289
   Equity Securities                  119       119
   Mortgage-backed securities       4,753     4,548     5,022      4,800
                                  -------   -------    ------    -------

    Total                        $ 33,476  $ 33,169   $33,628   $ 33,459
                                  =======   =======    ======    =======

 Securities held to maturity:

   U.S. Treasury and agency
      obligations                $    500  $    487   $   500   $    488
                                  =======   =======    ======    =======

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3      LOANS:

      Loans outstanding are summarized as follows (in thousands):
                                                   March  31,   December 31,
                                                     2006          2005

 Real estate loans                                 $ 58,000     $57,056
 Commercial and industrial loans                     57,139      55,780
 Loans to individuals, primarily
   collateralized by autos                           10,936      10,853
 All other loans                                      2,217       1,916
                                                    -------      ------

   Total Loans                                      128,292     125,605

 Less allowance for loan losses                       1,236       1,172
                                                    -------      ------

   Net Loans Receivable                            $127,056    $124,433
                                                    =======     =======


NOTE 4      ALLOWANCE FOR LOAN LOSSES:

      A summary of transactions in the allowance for loan losses for the three months ended March 31, 2006 and 2005 follows (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                     2006         2005
 Balance, beginning of period                      $  1,172    $  1,094
 Provision charged to operating expenses                 54          54
 Recoveries of loans charged off                         18           4
 Loans charged off                                       (8)        (28)
                                                    -------     -------

 Balance, end of period                            $  1,236    $  1,124
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

Overview

      Net income of $575,000 for the first three months of 2006 represents a decrease of .52% compared to the same period a year ago. Annualized returns on average equity and average assets for the three months ended March 31, 2006 were 9.29% and 1.36%, respectively, compared with 9.70% and 1.44% for the same period in 2005. The reduced earnings for the first quarter 2006 compared to first quarter 2005 was expected as we are realizing additional expenses as a result of our new branch location in Marlinton, West Virginia. Prior to May 2005, we had rented space in Marlinton at relatively low cost, but growth in the market led to the decision to build a full service branch so starting in the 2nd quarter of 2005, we have higher occupancy costs associated with this location. Also as expected we are seeing our interest margin drop due to the flat interest rate yield curve we are experiencing. In the first quarter we have experienced continued competitive pressures for deposits, and as such we have experienced a rise in the costs for deposits. Loan demand has remained strong, but rates on loans are not seeing the same increase due to the flattening of the yield curve, and for a portion of the first quarter we experienced an inverted yield curve. This situation has caused our deposit rates to rise faster than our loan rates and has caused our main source of income, our net interest margin, to decline as a percentage of earning assets (See Table I). In addition to these two reasons our noninterest expense has grown as a result of our investment in technology and the related expenses.


Net Interest Income

      The Company's taxable equivalent net interest income increased 3.49% for the first three months of 2006 compared to the first three months of 2005. This increase resulted from substantial growth in loans, which served to offset the increase in the cost of funds. The Company's net yield on earnings assets for first three months of 2006 was 4.82% compared to 4.89% for same period in 2005 as the cost of funds increased 84 basis points while the yield on earning assets increased 61 basis points. Increases by the Federal Reserve Board of the target rate of fed funds since middle of 2004 has caused the average rates earned on earning assets and the average rates paid on interest bearing liabilities to continue to increase as compared to recent quarters. Average loan balances for first three months of 2006 increased $7.5 million as compared to the same period in 2005. The increase in average loan balances was funded by increases in deposits, increase in retained earnings, and long term borrowings. Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

Allowance for Loan Losses and Provision for Loan Losses

      The provision for loan losses were $54,000 for each of the three month periods ended March 31, 2006 and 2005. The allowance for loan losses ("ALL") was $1,236,000 (.96% of loans) at the end of the first three months of 2006 compared with $1,172,000 (.93% of loans) at December 31, 2005. The ALL increase has been boosted the first 3 months of 2006 by an increase in the amount of recoveries of charged off loans and a decrease in the amount of loans charged off. See Note 4 for the amounts.

      The ALL is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Managements' valuation of the ALL is based upon two principals of accounting: 1) SFAS No. 5 Accounting for Contingencies and SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Bank utilizes both of theses accounting standards by first identifying problem loans above a certain threshold and estimating losses based on the underlying collateral values, and second taking the remainder of the loan portfolio and separating the portfolio into pools of loans based on type of loans, size of loans and grade of loans as determined by the Company's internal grading system. We apply loss percentages based upon our historical loss rates, and make adjustments based on economic conditions. The determination of the ALL is subjective and actual losses may be more or less than the amount of the allowance. However management believes that the allowance is a fair estimate of losses that exists in the loan portfolio as of the balance sheet date. The calculation of the ALL is considered to be a critical accounting policy.

Noninterest Income

        Noninterest income increased 27.01% during the first three months of 2006 as compared to the same period in 2005. The increase was largely due to an increase in overdraft fees as a result of the Company's overdraft bounce protection program introduced in December 2004. The increase was due more to the increase in volume of overdrafts rather than increase in overdraft fees.

        Non interest income was also boosted this quarter by an increase in insurance commissions on credit life and health policies sold with loans. These commissions are associated mainly with consumer installment loans, and even though consumer loans have grown by 0.76% in first quarter, the lending staff has increased the volume of insurance sold.

Noninterest Expenses

      Total noninterest expense increased $144,000 or 13.46% for the first three months of 2006, as compared to 2005. Salaries and benefits increased due to the increase in the number of employees, merit increases, and higher benefit costs. Occupancy and equipment expenses increased as a result of the new Marlinton office completed in May 2005.

      Equipment expenses also have increased as a result of higher software maintenance expenses as the Company invests in newer technologies and the associated costs needed to offset the risks that these new technologies bring to the Company.

Income Tax Expense

      Income tax expense equaled 30.05% of income before income taxes for the three months ended March 31, 2006 compared with 31.76% for the three months ended March 31, 2005.

Loans

      Total loans were $128,292,000 at March 31, 2006, compared to $125,605,000 at December 31, 2005, representing a 2.14% increase. Loan growth during the first three months of 2006 occurred principally in the commercial and real estate portfolios. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 81% of the loan portfolio is secured by real estate.

Loan Portfolio Risk Factors

      Loans accounted for on a nonaccrual basis were $98,000 at March 31, 2006 (.08% of total loans). Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $353,000 (.28% of total loans). Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. Management has not identified any additional loans as "troubled debt restructurings" or "potential problem loans."


Deposits

      The Company's deposits decreased $669,000 or 0.49% during the first three months of 2006. As rates continue to increase, competition for deposits increased. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 14.71% and 14.12% of total deposits at March 31, 2006 and December 31, 2005, respectively.

Borrowings

      Short-term borrowings decreased during 2006 due to drop in commercial customers balances in our Term and Daily Sweep Repurchase Agreements.

      The Company borrows funds from the Federal Home Loan Bank (FHLB) to provide liquidity and to reduce interest rate risk. As competition for deposits have increased during 2005 and 2006, FHLB borrowings have been utilized to help fund loan growth. These borrowings have a fixed rate of interest and are amortized over a period of 5 to 20 years. Interest rates on these obligations range from 3.15% to 5.40%. During the first three months of 2006, the Company has borrowed $1,000,000 in additional long-term borrowings from the FHLB.

Capital

      The Company continues to maintain a strong capital position to provide an attractive financial return to our shareholders and to support future growth. Capital as a percentage of total assets was 14.80% at March 31, 2006 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

Uncertainties and Trends

      Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

Liquidity and Interest Sensitivity

      Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At March 31, 2006, the Company had liquid assets of approximately $2.0 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at March 31, 2006. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $18.2 million.

      At March 31, 2006, the Company had a negative cumulative Gap Rate Sensitivity Ratio of -31.38% for the one year repricing period. This rate does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is -0.48%. This generally indicates that net interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II shows the Company's interest sensitivity.

                                 TABLE I
Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a Fully Taxable Equivalent Basis)(Dollar Amounts in Thousands)

                           Three Months Ended           Three Months Ended
                             March 31, 2006               March 31, 2005
                             --------------               --------------
                        Average   Income/            Average   Income/
                        Balance   Expense    Rates   Balance    Expense  Rates

Interest Income
    Loans (1)          $127,129   $ 2,389    7.52%   $119,609   $ 2,036    6.81%
    Federal funds sold      968        10    4.13%      1,320         8    2.42%
    Interest bearing
      deposits              470         7    5.96%        279         1    1.64%
Investments
      Taxable            15,880       180    4.53%     15,246       154    4.04%
      Nontaxable (2)     17,970       261    5.81%     18,332       277    6.04%
                        -------   -------   ------    -------    ------    -----

Total Earning Assets    162,417     2,847    7.01%    154,786     2,476    6.40%
                        -------   -------   ------    -------    ------    -----

Interest Expense
    Demand deposits      19,165        68    1.42%     17,420        46    1.06%
    Savings              28,692       118    1.65%     28,586        59     .83%
    Time deposits        72,936       619    3.39%     69,923       433    2.48%
    Short-term
     borrowings           3,573        32    3.58%      2,833        15    2.12%
    Long-term debt        5,169        52    4.02%      3,455        31    3.59%
                        -------   -------   ------    -------    ------    -----

    Total Interest Bearing
       Liabilities     $129,532   $   889    2.75%   $122,217   $   584    1.91%
                        -------   -------   ------    -------    ------    -----

    Net Interest
       Margin (1)                   1,958                         1,892
                                  =======                        ======

Net Yield on Interest
   Earning Assets                            4.82%                         4.89%
                                            ======                         =====

(1)  Interest on loans includes loan fees
(2) An incremental tax rate of 34% was used to calculate the tax equivalent income

                                    TABLE II
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
March 31, 2006

(In Thousands of Dollars)
                              0-3       4-12        1-5       Over 5     Total
                            Months     Months      Years      Years
Uses of Funds:

Loans:
  Commercial             $ 16,038    $ 14,740    $ 19,347    $ 9,222   $ 59,347
  Consumer                    682         929       7,655      1,400     10,666
  Real estate               6,999       4,977      10,041     35,986     58,003
  Credit card                 276                                           276
Federal funds sold             57                                            57
Interest bearing deposits     116         199         100                   415
Investment securities                   3,345      16,046     14,278     33,669
                           ------     -------     -------    -------    -------

Total                      24,168      24,190      53,189     60,886    162,433
                           ------     -------     -------    -------    -------


Sources of Funds:

Deposits:
  Interest bearing demand  18,100                                        18,100
  Savings                  28,412                                        28,412
  Time deposits over
    $100,000                1,628      10,877       7,542                20,047
  Other time deposits      12,276      24,726      16,076        679     53,757
Short-term borrowings       1,926         843                             2,769
Long-term debt                135         414       2,435      3,018      6,002
                           ------     -------     -------    -------    -------

Total                      62,477      36,860      26,053      3,697    129,087
                           ------     -------     -------    -------    -------

Discrete Gap              (38,309)    (12,670)     27,136     57,189     33,346

Cumulative Gap            (38,309)    (50,979)    (23,843)    33,346
Ratio of Cumulative Gap
  To Total Earning Assets  -23.58%     -31.38%     -14.68%     20.53%


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 2006. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float.

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


Part II.  Other Information


Item 1.   Legal Proceedings -

Not Applicable

Item 1 A. Risk Factors -

No Material Changes

Item 2.   Changes in Securities -

During the 3 month period ending March 31, 2006, the Company purchased back some of the Company's stock to be held as treasury stock. This was not part of publicly announced plan. The details of the transaction was as follows:

                         Total Number      Average
                         Of shares         Price per
           Date          Purchased         Share
         --------        ------------      ----------
 February 1, 2006        500               $52.00

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

   The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 30, 2003.

No.                           Description                         Exhibit Number
-----                        ------------                          -------------
3.1      Articles of Incorporation - Allegheny Bancshares, Inc.          E2

   The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 26, 2004.

No.                           Description                         Exhibit Number
-----                        ------------                         --------------
3.3      Bylaws of Allegheny Bancshares, Inc.                           3.3


b.       Reports on 8K

   On February 2, 2006 the Company filed a report on Form 8-K, Item 5.02 announcing the retirement of John D. Heavner from the Board of Directors.

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


Date:  May 1, 2006