Form 10-Q
period 2006-06-30
ALLEGHENY BANCSHARES INC
filed 2006-08-11
CIK 1213662

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                    For Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
                           Common Stock, par value - $1.00
                 893,969 shares outstanding as of July 31, 2006

                           ALLEGHENY BANCSHARES, INC.

                               TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                  PAGE

    Item 1. Financial Statements                                    2

            Unaudited Consolidated Statements of Income - Six
            Months ended June 30, 2006 and 2005                     2

            Unaudited Consolidated Statements of Income - Three
            Months ended June 30, 2006 and 2005                     3

            Consolidated Balance Sheets - June 30, 2006
            (Unaudited) and December 31, 2005 (Audited)             4

            Unaudited Consolidated Statements of Changes in
            Stockholders' Equity - Six Months Ended
            June 30, 2006 and 2005                                  5

            Unaudited Consolidated Statements of Cash
            Flows - Six Months Ended June 30, 2006 and 2005         6

            Notes to Consolidated Financial Statements              7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     9

    Item 3. Quantitative and Qualitative Disclosures about
            Market Risk                                            15

    Item 4. Controls and Procedures                                15

PART II.    OTHER INFORMATION

    Item 1. Legal Proceedings                                      15

    Item 2. Changes in Securities                                  15

    Item 3. Defaults upon Senior Securities                        16

    Item 4. Submission of Matters to a Vote of Security Holders    16

    Item 5. Other Information                                      16

    Item 6. Exhibits and Reports on Form 8K                        16


            SIGNATURES                                             18

Part I.  Financial Information
Item 1.  Consolidated Financial Statements

                           Allegheny Bancshares, Inc.
                        Consolidated Statements of Income
               (In thousands, except for per share information)
                               (Unaudited)
                                                       Six Months Ended
                                                     June 30,    June 30,
                                                       2006        2005
Interest and Dividend Income:
   Loans and fees                                    $ 4,898      $ 4,202
   Investment securities - taxable                       361          300
   Investment securities - nontaxable                    348          362
   Deposits and federal funds sold                        23           17
                                                      ------       ------

   Total Interest and Dividend Income                  5,630        4,881
                                                      ------       ------

Interest Expense:
   Deposits                                            1,713        1,146
   Borrowings                                            178          103
                                                      ------       ------

   Total Interest Expense                              1,891        1,249
                                                      ------       ------

Net Interest Income                                    3,739        3,632

Provision for loan losses                                113          109
                                                      ------       ------

Net interest income after provision
   for loan losses                                     3,626        3,523
                                                      ------       ------

Noninterest Income:
   Service charges on deposit accounts                   351          292
   Other income                                          170          106
   Gain on security transactions                                        2
                                                      ------       ------

   Total Noninterest Income                              521          400
                                                      ------       ------

Noninterest Expense:
   Salaries and benefits                               1,299        1,140
   Occupancy expenses                                    150          136
   Equipment expenses                                    294          262
   Other expenses                                        715          642
                                                      ------       ------

   Total Noninterest Expenses                          2,458        2,180
                                                      ------       ------

Income before Income Taxes                             1,689        1,743

Income Tax Expense                                       505          541
                                                      ------       ------

   Net Income                                        $ 1,184      $ 1,202
                                                      ======       ======

Earnings Per Share                                   $   1.32     $  1.34
                                                      =======      =======

   Weighted Average Shares Outstanding               894,772      896,596
                                                     =======      =======

       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                      Consolidated Statements of Income
               (In thousands, except for per share information)
                                 (Unaudited)
                                                      Three Months Ended
                                                     June 30,    June 30,
                                                       2006        2005
Interest and Dividend Income:
   Loans and fees                                    $ 2,509      $ 2,166
   Investment securities - taxable                       181          146
   Investment securities - nontaxable                    176          180
   Deposits and federal funds sold                         6            8
                                                      ------       ------

   Total Interest and Dividend Income                  2,872        2,500
                                                      ------       ------

Interest Expense:
   Deposits                                              908          608
   Borrowings                                             94           57
                                                      ------       ------

   Total Interest Expense                              1,002          665
                                                      ------       ------

Net Interest Income                                    1,870        1,835

Provision for loan losses                                 59           55
                                                      ------       ------

Net interest income after provision
   for loan losses                                     1,811        1,780
                                                      ------       ------

Noninterest Income:
   Service charges on deposit accounts                   193          161
   Other income                                          107           65
   Gain on security transactions
                                                      ------       ------

   Total Noninterest Income                              300          226
                                                      ------       ------

Noninterest Expense:
   Salaries and benefits                                 649          563
   Occupancy expenses                                     76           69
   Equipment expenses                                    149          139
   Other expenses                                        370          339
                                                      ------       ------

   Total Noninterest Expenses                          1,244        1,110
                                                      ------       ------

Income before Income Taxes                               867          896

Income Tax Expense                                       258          272
                                                      ------       ------

   Net Income                                        $   609      $   624
                                                      ======       ======

Earnings Per Share                                   $   .68      $   .70
                                                      ======       ======

   Weighted Average Shares Outstanding               894,612      896,596
                                                     =======      =======


       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                             June 30, 2006   December 31, 2005
                                               Unaudited         Audited
ASSETS
Cash and due from banks                      $   2,007        $   2,882
Federal funds sold                                                1,541
Interest bearing deposits in banks                 217              505
Investment securities available for sale        32,779           33,459
Investment securities held to maturity             500              500
Restricted investments                             952              515
Loans receivable, net of allowance for loan
   losses of $1,263 and $1,172 respectively    130,257          124,433
Bank premises and equipment, net                 6,440            6,049
Other assets                                     1,728            1,436
                                              --------         --------

   Total Assets                              $ 174,880        $ 171,320
                                              ========         ========

LIABILITIES
Deposits
   Noninterest bearing demand                $  16,326        $  16,275
   Interest bearing
      Demand                                    17,745           20,276
      Savings                                   29,011           28,522
      Time deposits over $100,000               20,245           19,336
      Other time deposits                       56,149           52,565
                                              --------         --------

   Total Deposits                              139,476          136,974

Accrued expenses and other liabilities             526              574
Fed funds purchased                              1,109
Short-term borrowings                            2,113            3,799
Long-term debt                                   5,866            5,109
                                              --------         --------

   Total Liabilities                           149,090          146,456
                                              --------         --------

STOCKHOLDERS' EQUITY

Common stock; $1 par value, 2,000,000 shares
   Authorized, 900,000 issued                      900              900
Additional paid in capital                         900              900
Retained earnings                               24,573           23,389
Accumulated other comprehensive income            (315)            (117)
Treasury stock (at cost, 5,881 shares in
   2006 and 4,743 shares in 2005)                 (268)            (208)
                                              --------         ---------

   Total Stockholders' Equity                   25,790           24,864
                                              --------         --------

   Total Liabilities and Stockholders'
     Equity                                  $ 174,880        $ 171,320
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


                                            Allegheny Bancshares, Inc.
                             Consolidated Statements of Changes in Stockholders' Equity
                                                   (In thousands)
                                                     (Unaudited)

                                                                               Accumulated
                                                   Additional                     Other
                                        Common       Paid In      Retained    Comprehensive   Treasury
                            Total        Stock       Capital      Earnings       Income        Stock

Balance, December 31,
   2005                   $ 24,864      $   900     $    900     $  23,389     $   (117)     $  (208)

Comprehensive Income
   Net income                1,184                                   1,184
   Change in unrealized
     gain on
     available for sale
     securities, net of
     income tax effect of
     $(90)                    (198)                                                (198)
                          --------
   Total Comprehensive
     Income                    986
   Purchase of Treasury
     Stock                     (60)                                                              (60)
                          --------       -------     -------      ---------     -------       -------


Balance, June 30,
   2006                   $ 25,790      $   900     $    900     $  24,573     $   (315)     $  (268)
                          ========      =======      =======     =========     ========       =======

Balance, December 31,
   2004                   $ 24,047      $   900     $    900     $  22,017     $    371      $  (141)

Comprehensive Income
   Net income                1,202                                   1,202
   Change in unrealized
     gain on
     available for sale
     securities, net of
     income tax effect of
     $(85)                    (188)                                                (188)
                          --------
   Total Comprehensive
     Income                  1,014
                          --------      -------      -------     ---------     --------       -------


Balance, June 30,
   2005                   $ 25,061      $   900     $    900     $  23,219     $    183      $  (141)
                          ========      =======      =======     =========     ========       =======

       The accompanying notes are an integral part of these statements.

                           Allegheny Bancshares, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                            2006      2005
Cash Flows from Operating Activities:
   Net income                                            $  1,184   $ 1,202
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                               113       109
      Depreciation and amortization                           229       207
      Net amortization of securities                           14        29
      Gain on sale of securities                                         (2)

      Net change in:
       Accrued income                                         (12)      (56)
       Other assets                                          (190)       78
       Accrued expense and other liabilities                  (48)       (2)
                                                          --------   -------

   Net Cash Provided by Operating Activities                1,290     1,565
                                                          -------    ------

Cash Flows from Investing Activities:
   Net change in federal funds sold                         1,541     1,583
   Net change in interest bearing deposits in banks           288       111
   Proceeds from sales, calls and maturities
    of securities available for sale                          882     4,087
   Purchase of securities available for sale                 (942)   (2,621)
   Net increase in loans                                   (5,936)   (8,312)
   Purchase of bank premises and equipment                   (620)   (1,255)
                                                          --------   -------

   Net Cash Used in Investing Activities                   (4,787)   (6,407)
                                                          --------   -------

Cash Flows from Financing Activities:
   Net change in:
    Demand and savings deposits                            (1,991)     (704)
    Time deposits                                           4,493     2,979
   Proceeds from borrowings                                 2,326     2,543
   Curtailments of borrowings                              (2,146)     (177)
   Purchase of treasury stock                                 (60)
                                                          --------   ------

   Net Cash Provided by Financing Activities                2,622     4,641
                                                          -------    ------

Cash and Cash Equivalents
   Net decrease in cash and cash equivalents                 (875)     (201)
   Cash and Cash Equivalents, beginning of period           2,882     2,695
                                                          -------    ------

   Cash and Cash Equivalents, end of period              $  2,007   $ 2,494
                                                          =======    ======


Supplemental Disclosure of Cash Paid During the Period for:
   Interest                                              $  1,870   $ 1,208
   Income taxes                                          $    560   $   529

              The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1      ACCOUNTING PRINCIPLES:

      The financial statements conform to accounting principles generally accepted in the United States of America ("GAAP") and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006, and the results of operations for the periods ended June 30, 2006 and 2005. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2005 annual report to stockholders of Allegheny Bancshares, Inc.

NOTE 2      INVESTMENT SECURITIES AND RESTRICTED INVESTMENTS:

      The amortized costs of investment securities and their approximate fair values at June 30, 2006 and December 31, 2005 follows (in thousands):


                                    June 30, 2006      December 31, 2005

                                  Amortized  Fair    Amortized     Fair
                                    Cost     Value     Cost        Value

 Securities available for sale:

   U.S. Treasury and agency
    obligations                  $ 10,964  $ 10,771   $10,457   $ 10,370
   State and municipal
    obligations                    17,785    17,741    18,149     18,289
   Mortgage-backed securities       4,488     4,267     5,022      4,800
                                  -------   -------    ------    -------

    Total                        $ 33,237  $ 32,779   $33,628   $ 33,459
                                  =======   =======    ======    =======

 Securities held to maturity:

   U.S. Treasury and agency
      obligations                $    500  $    482   $   500   $    488
                                  =======   =======    ======    =======

      Restricted investments consists of stock in the Federal Home Loan Bank
(FHLB) and Community Financial Services, Inc. (CFSI). Investment in the FHLB stock is determined by the level of the Bank's participation with FHLB various products and is collateral against outstanding borrowings from that institution. CFSI is the parent company of the Bank's correspondent bank. Both of these investments are carried at cost, and each is restricted as to transferability.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3      LOANS:

      Loans outstanding are summarized as follows (in thousands):
                                                  June 31,    December 31,
                                                    2006          2005

 Real estate loans                                 $ 60,000    $ 57,056
 Commercial and industrial loans                     56,139      55,780
 Loans to individuals, primarily
   collateralized by autos                           11,190      10,853
 All other loans                                      4,191       1,916
                                                    -------     -------

   Total Loans                                      131,520     125,605

 Less allowance for loan losses                       1,263       1,172
                                                    -------     -------

   Net Loans Receivable                            $130,257    $124,433
                                                    =======     =======


NOTE 4      ALLOWANCE FOR LOAN LOSSES:

      A summary of transactions in the allowance for loan losses for the six months ended June 30, 2006 and 2005 follows (in thousands):

                                                     Six Months Ended
                                                         June 30,
                                                     2006         2005
 Balance, beginning of period                      $  1,172     $  1,094
 Provision charged to operating expenses                113          109
 Recoveries of loans charged off                         34            5
 Loans charged off                                      (56)         (75)
                                                    -------      -------

 Balance, end of period                            $  1,263     $  1,133
                                                    =======      =======

NOTE 5      RECLASSIFICATIONS:

      Certain balances in the December 31, 2005 financial statements have been reclassified for comparative purposes to conform to the presentation of the June 30, 2006 financial statements. These reclassifications have no effect on net income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Allegheny Bancshares, Inc. (Company) is a single bank holding company organized under the laws of West Virginia. The Company provides financial services through its wholly owned subsidiary Pendleton Community Bank (Bank).

      The Bank is a full service commercial bank offering financial services through three financial centers located in Franklin, Moorefield and Marlinton, West Virginia. Currently it's primary trade area are these towns and the counties of Pendleton, Hardy, and Pocahontas in which the financial centers are located as well as areas that border these counties. One new financial center, which has been approved by the regulatory authorities, opened subsequent to the period covered by these financial statements. The new financial center is located in Rockingham County, Virginia just west of the city limits of Harrisonburg, Virginia and was opened for business July 19, 2006.

      The following discussion and analysis is provided to address information about the Company's financial condition and results of operations that may not otherwise be apparent from reading the Consolidated Financial Statements and notes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes to the Consolidated Financial Statements.

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


Critical Accounting Policy

        The financial condition and results of operations as presented in the Consolidated Financial Statements and the Notes to Consolidated Financial Statements are dependent on the accounting policies. The policies selected and applied involve judgments, estimates, and may change from period to period based upon economic conditions. In addition, changes in generally accepted accounting principles could impact the calculations of these estimates, and even though this would not affect the true values, it could affect the timing of recognizing income or expense.

        The following discussion of allowance for loans loss is, in management's opinion, the most important and critical policy that affects the financial condition and results of operations. This critical policy involves the most difficult and complex judgments about the unknown losses that currently exist in the Company's largest asset, it's loan portfolio.

Allowance for Loan Losses and Provision for Loan Losses

      The provision for loan losses was $113,000 and $109,000 for the six month periods ended June 30, 2006 and 2005 respectively. The allowance for loan losses ("ALL") was $1,263,000 (.96% of loans) at the end of the first six months of 2006 compared with $1,172,000 (.93% of loans) at December 31, 2005. The ALL increase has been boosted the first 6 months of 2006 by an increase in the amount of recoveries of charged off loans, a decrease in the amount of loans charged off as well as additional provision to ALL. See Note 4 for the amounts.

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

Overview

      Net income of $1,184,000 for the first six months of 2006 represents a decrease of 1.50% compared to the same period a year ago. Annualized returns on average equity and average assets for the six months ended June 30, 2006 were 9.35% and 1.37%, respectively, compared with 9.88% and 1.48% for the same period in 2005. While net interest income rose by 2.95% for the first half of 2006 compared to the same period of 2005 and total non-interest income (exclusive of non-recurring items) rose by 23.75% over the same period, total non-interest expense rose by 12.75%.


Net Interest Income

      The Company's taxable equivalent net interest income increased 2.62% for the first six months of 2006 compared to the first six months of 2005. This increase resulted from substantial growth in loans, which served to offset the increase in the cost of funds. The Company's net yield on earnings assets for first six months of 2006 was 4.79% compared to 4.89% for same period in 2005 as the cost of funds increased 90 basis points while the yield on earning assets increased 61 basis points. Seventeen consecutive quarter point increases by the Federal Reserve Board of the target rate of fed funds since middle of 2004 has caused the average rates earned on earning assets and the average rates paid on interest bearing liabilities to continue to increase. Average loan balances for the six month period ended June 30, 2006 increased $6.7 million as compared to the average loan balance for the same period in 2005. The increase in average loan balances was funded by increases in deposits, increase in retained earnings, and long term borrowings. Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

Noninterest Income

        Noninterest income increased 30.25% during the first six months of 2006 as compared to the same period in 2005. The increase was boosted by a one time profit from the sale of the credit card portfolio in the amount of $26,000. In addition, overdraft fees increased as a result of the Company's overdraft bounce protection program introduced in December 2004. The increase was due more to the increase in volume of overdrafts rather than increase in overdraft fees.

        Noninterest income was also enhanced the first six months of 2006 by a $15,000 increase in insurance commissions on credit life and health policies sold with loans from the same period in 2005. Other noninterest income increase over 2005 comes from a $7,000 increase in secondary market loan origination fees.

Noninterest Expenses

      Total noninterest expense increased $278,000 or 12.75% for the first six months of 2006, as compared to 2005. Salaries and benefits increased by $159,000, or 13.95% over same period in 2005, due to the increase in the number of employees, merit increases, and higher benefit costs. Salary expense increased by 14.28%, benefit costs increased by 15.89% and payroll tax expense increased by 5.67%. Advertising and other expenses associated with the new Harrisonburg financial center that opened in July of 2006 totaled $34,000. Occupancy and equipment expenses increased as a result of the new Marlinton office completed in May 2005. The Marlinton financial center occupancy and equipment expenses increased by $25,000 over the same period in 2005, primarily due to higher depreciation costs associated with new building, furniture and equipment.

      Equipment expenses also have increased as a result of higher software maintenance expenses. These expenses are 30.06% higher for the first half of 2006 as compared to the same period of 2005. These costs increases as the Company invests in newer technologies and the associated costs needed to offset the risks that these new technologies bring to the Company.

Income Tax Expense

      Income tax expense equaled 29.90% of income before income taxes for the six months ended June 30, 2006 compared with 31.06% for the six months ended June 30, 2005.

Loans

      Total loans were $131,520,000 at June 30, 2006, compared to $125,605,000 at December 31, 2005, representing a 4.71% increase. Loan growth during the first six months of 2006 occurred principally in the commercial portfolio. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 82% of the loan portfolio is secured by real estate.

Loan Portfolio Risk Factors

      Loans accounted for on a nonaccrual basis were $104,000 at June 30, 2006 (.08% of total loans). Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $814,000 (.62% of total loans). Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable.

Deposits

      The Company's deposits increased $2,502,000 or 1.83% during the first six months of 2006. As rates continue to increase, competition for deposits increased. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 14.52% and 14.12% of total deposits at June 30, 2006 and December 31, 2005, respectively.

Borrowings

        The Company's has utilized fed funds purchased to help fund it's growth of loans. Due to the loan growth exceeding the growth of deposits the Bank has relied on primarily on liquidating it's federal funds sold and borrowing fed funds purchased. These are overnight funds and are rates are adjusted by the Federal Reserve Open Market Committee. The benchmark rate as of June 30, 2006 was 5.25%. The actual rates may vary.

      Short-term borrowings decreased during 2006 due to drop in commercial customers balances in our Term and Daily Sweep Repurchase Agreements.

      The Company borrows funds from the Federal Home Loan Bank (FHLB) to provide liquidity and to reduce interest rate risk. As competition for deposits have increased during 2005 and 2006, FHLB borrowings have been utilized to help fund loan growth. These borrowings have a fixed rate of interest and are amortized over a period of 5 to 20 years. Interest rates on these obligations range from 3.15% to 5.40%. During the first six months of 2006, the Company has borrowed $1,000,000 in additional long-term borrowings from the FHLB.


Capital

      The Company continues to maintain a strong capital position to support future growth, support current operations, and promote customer confidence. The Company's total risk based capital and total capital ratios were 22.00% and 14.75% at June 30, 2006 and significantly exceeded regulatory requirements. These capital ratios exceed the average ratios of the Company's peers. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

Uncertainties and Trends

      Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

Liquidity and Interest Sensitivity

      Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At June 30, 2006, the Company had liquid assets of approximately $2.0 million in the form of cash and due from banks. Management believes that the Company's liquid assets are adequate at June 30, 2006. Additional liquidity may be provided by the growth in deposit accounts, loans and securities maturing within one year. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $17.1 million. As a result of the management of liquid assets and ability to generate liquidity through borrowings, management feels the Company is well positioned to meet present and future liquidity needs.

      At June 30, 2006, the Company had a negative cumulative Gap Rate Sensitivity Ratio of -30.01% for the one year repricing period. This rate does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is 0.22%. This generally indicates that net interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II shows the Company's interest sensitivity.



                                   TABLE I
Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a Fully Taxable Equivalent Basis)(Dollar Amounts in Thousands)

                              Six Months Ended             Six Months Ended
                                June 30, 2006               June 30, 2005
                                -------------               -------------
                        Average    Income/             Average   Income/
                        Balance    Expense   Rates     Balance   Expense   Rates

Interest Income
    Loans (1)          $128,354   $ 4,898    7.63%    $121,676  $ 4,202    6.91%
    Federal funds sold      608        13    4.28%       1,130       15    2.65%
    Interest bearing
  deposits                  422        10    4.74%         243        2    1.65%
Investments
      Taxable            16,460       361    4.37%      14,832      300    4.05%
      Nontaxable (2)     17,747       527    5.95%      18,263      548    6.00%
                        -------   -------  -------     -------    -----    -----

Total Earning Assets    163,591     5,809    7.10%     156,144    5,067    6.49%
                        -------   -------  -------     -------    -----    -----

Interest Expense
    Demand deposits      27,069       293    2.16%      22,001      138    1.25%
    Savings              20,108       102    1.01%      24,136       94     .78%
    Time deposits        73,808     1,318    3.57%      70,545      915    2.59%
    Short-term
      borrowings          3,151        63    4.00%       3,283       39    2.38%
    Long-term debt        5,556       115    4.14%       3,536       64    3.62%
                        -------   -------  -------     -------    -----    -----

    Total Interest Bearing
       Liabilities     $129,692   $ 1,891    2.92%    $123,501  $ 1,250    2.02%
                        -------   -------  -------     -------   ------    -----

    Net Interest Margin (1)         3,918                         3,817
                                  =======                         =====

Net Yield on Interest
   Earning Assets                            4.79%                         4.89%
                                           ======                          =====

1  Interest on loans includes loan fees
2 An incremental tax rate of 34% was used to calculate the tax equivalent income

                                    TABLE II
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
June 30, 2006

(In Thousands of Dollars)
                              0-3       4-12       1-5      Over 5     Total
                            Months     Months     Years      Years
Uses of Funds:

Loans                       26,851     20,853    37,734     46,082   131,520
Interest bearing deposits      118         99                            217
Investment securities                   3,694    17,907     11,678    33,279
Restricted Investments                                         952       952
                           -------    -------    ------    -------    ------


Total                       26,969     24,646    55,641     58,712   165,968
                            ------    -------    ------    -------   -------


Sources of Funds:

Deposits:
  Interest bearing demand   17,745                                    17,745
  Savings                   29,011                                    29,011
  Time deposits over
    $100,000                 2,082     11,095     7,068               20,245
  Other time deposits       13,583     24,125    17,756        685    56,149
Fed Funds Purchased          1,109                                     1,109
Short-term borrowings        1,265        848                          2,113
Long-term debt                 136        418     2,431      2,881     5,866
                            ------    -------    ------    -------    ------

Total                       64,931     36,486    27,255      3,566   132,238
                            ------    -------    ------    -------   -------

Discrete Gap               (37,962)   (11,840)   28,386     55,146    33,730

Cumulative Gap             (37,962)   (49,802)  (21,416)    33,730
Ratio of Cumulative Gap
  To Total Earning Assets   -22.87%    -30.00%   -12.90%     20.32%


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 2006. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2005 Form 10-K.

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


Part II.   Other Information


Item 1.    Legal Proceedings -

Not Applicable

Item 1 A. Risk Factors -

No Material Changes

Item 2.    Changes in Securities -

During the three month period ending June 30, 2006, the Company repurchased some of the Company's stock to be held as treasury stock. This was not part of publicly announced plan. The details of the transaction was as follows:

                         Total Number      Average
                         Of shares         Price per
     Date                Purchased         Share

 June 6, 2006            337               $52.00
 June 13, 2006           301               $54.00

Item 3.  Defaults Upon Senior Securities -

Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders -

At the Annual Shareholders Meeting held on April 10, 2006, the officers and directors were introduced and the following directors whose terms had expired, Thomas J. Bowman, John E. Glover, and Richard C. Phares were considered for election. The directors above were duly elected for three-year terms commencing in 2006 with voting results as follows: 625,134 of 630,294 shares represented voted "for", 5,100 of 630,294 shares represented voted "against". The following board members were retained for their respective terms: Roger D. Champ, Carole H. Hartman, William A. Loving, Jr., Richard W. Homan, Dolan Irvine, and Jerry D. Moore.

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

No.                          Description                          Exhibit Number

3.1   Articles of Incorporation - Allegheny Bancshares, Inc.          E2

   The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-K filed March 31, 2006.

No.                          Description                          Exhibit Number

3.3   Bylaws of Allegheny Bancshares, Inc.                            3.3

b.       Reports on 8K

         On April 12, 2006 the Company filed a report on Form 8-K, Item 5.02 announcing the retirement of William McCoy, Jr. from the Board of Directors.

         On May 16, 2006 the Company filed a report on Form 8-K, Item 4.01 announcing the selection of Larrowe and Company, P.L.C. as the Company's certifying accountant, replacing the firm of S.B. Hoover and Company.

         On May 30, 2006 and June 16, 2006 the Company filed a report on Form 8-KA, for Item 4.01 further explaining details of the change in the certifying accountant as disclosed in the May 16, 2006 8-K filing.

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


Date:  July 31, 2006