Form 10-Q
period 2006-09-30
ALLEGHENY BANCSHARES INC
filed 2006-11-13
CIK 1213662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-50151
Allegheny Bancshares, Inc.
(Exact name of registrant as specified in its charter)

West Virginia	22-3888163

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
300 North Main Street
P. O. Box 487
Franklin, West Virginia 26807
(Address of principal executive offices, including zip code)
(304) 358-2311
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Common Stock, par value — $1.00
893,161 shares outstanding as of November 08, 2006

ALLEGHENY BANCSHARES, INC.

Part I. Financial Information
Item 1. Consolidated Financial Statements
Allegheny Bancshares, Inc.
Consolidated Statements of Income
(In thousands, except for per share information)
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Interest and Dividend Income:
Loans and fees	$7,543	$6,497
Investment securities — taxable	537	440
Investment securities — nontaxable	521	536
Deposits and federal funds sold	50	39

Total Interest and Dividend Income	8,651	7,512

Interest Expense:
Deposits	2,765	1,826
Borrowings	267	180

Total Interest Expense	3,032	2,006

Net Interest Income	5,619	5,506

Provision for loan losses	147	163

Net interest income after provision for loan losses	5,472	5,343

Noninterest Income:
Service charges on deposit accounts	551	456
Other income	264	165
Gain on security transactions	(4)	8

Total Noninterest Income	811	629

Noninterest Expense:
Salaries and benefits	1,970	1,726
Occupancy expenses	237	211
Equipment expenses	458	415
Other expenses	1,093	995

Total Noninterest Expenses	3,758	3,347

Income before Income Taxes	2,525	2,625

Income Tax Expense	764	797

Net Income	$1,761	$1,828

Earnings Per Share	$1.97	$2.04

Weighted Average Shares Outstanding	894,407	896,470

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Income
(In thousands, except for per share information)
(Unaudited)

	Three Months Ended
	September 30,	September 30,
	2006	2005
Interest and Dividend Income:
Loans and fees	$2,645	$2,295
Investment securities — taxable	176	140
Investment securities — nontaxable	173	174
Deposits and federal funds sold	27	22

Total Interest and Dividend Income	3,021	2,631

Interest Expense:
Deposits	1,052	680
Borrowings	89	77

Total Interest Expense	1,141	757

Net Interest Income	1,880	1,874

Provision for loan losses	34	54

Net interest income after provision for loan losses	1,846	1,820

Noninterest Income:
Service charges on deposit accounts	200	164
Other income	94	59
Gain on security transactions	(4)	6

Total Noninterest Income	290	229

Noninterest Expense:
Salaries and benefits	670	586
Occupancy expenses	87	75
Equipment expenses	164	153
Other expenses	378	353

Total Noninterest Expenses	1,299	1,167

Income before Income Taxes	837	882

Income Tax Expense	259	256

Net Income	$578	$626

Earnings Per Share	$.65	$.70

Weighted Average Shares Outstanding	893,689	896,222

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Balance Sheets
(In thousands)

	September 30, 2006	December 31, 2005
	Unaudited	Audited
ASSETS
Cash and due from banks	$2,801	$2,882
Federal funds sold	4,531	1,541
Interest bearing deposits in banks	113	505
Investment securities available for sale	32,967	33,459
Investment securities held to maturity (aggregate fair value is $488 for both dates shown)	500	500
Restricted investments	961	515
Loans receivable, net of allowance for loan losses of $1,268 and $1,172 respectively	131,872	124,433
Bank premises and equipment, net	6,820	6,049
Other assets	1,718	1,436

Total Assets	$182,283	$171,320

LIABILITIES
Deposits
Noninterest bearing demand	$16,795	$16,275
Interest bearing
Demand	18,420	20,276
Savings	30,248	28,522
Time deposits over $100,000	22,746	19,336
Other time deposits	59,013	52,565

Total Deposits	147,222	136,974

Accrued expenses and other liabilities	637	574
Short-term borrowings	2,170	3,799
Long-term debt	5,730	5,109

Total Liabilities	155,759	146,456

STOCKHOLDERS’ EQUITY

Common stock; $1 par value, 2,000,000 shares Authorized, 900,000 issued	900	900
Additional paid in capital	900	900
Retained earnings	25,150	23,389
Accumulated other comprehensive income	(128)	(117)
Treasury stock (at cost, 6,389 shares in 2006 and 4,743 shares in 2005)	(298)	(208)

Total Stockholders’ Equity	26,524	24,864

Total Liabilities and Stockholders’ Equity	$182,283	$171,320

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
		Common	Paid In	Retained	Comprehensive	Treasury
	Total	Stock	Capital	Earnings	Income	Stock

Balance, December 31, 2005	$24,864	$900	$900	$23,389	$(117)	$(208)

Comprehensive Income
Net income	1,761			1,761
Change in unrealized gain on available for sale securities, net of taxes of $(6)	(14)				(14)
Reclassification adjustment net of taxes of $1	3				3

Total Comprehensive Income	1,750
Purchase of Treasury Stock	(90)					(90)

Balance, September 30, 2006	$26,524	$900	$900	$25,150	$(128)	$(298)

Balance, December 31, 2004	$24,047	$900	$900	$22,017	$371	$(141)

Comprehensive Income
Net income	1,828			1,828
Change in unrealized gain on available for sale securities, net of taxes of $(82)	(260)				(260)
Reclassification adjustment net of taxes of $(3)	(5)				(5)

Total Comprehensive Income	1,563
Purchase of Treasury Stock	(30)					(30)

Balance, September 30, 2005	$25,580	$900	$900	$23,845	$106	$(171)

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$1,761	$1,828
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	147	163
Depreciation and amortization	358	325
Net amortization of securities	20	41
(Gain) Loss on sale of securities	4	(8)
Gain on sale of equipment	(7)	—
Net change in:
Accrued income	(129)	(89)
Other assets	(149)	(164)
Accrued expense and other liabilities	62	59

Net Cash Provided by Operating Activities	2,067	2,155

Cash Flows from Investing Activities:
Net change in federal funds sold	(2,990)	(1,724)
Net change in interest bearing deposits in banks	391	(178)
Proceeds from sales, calls and maturities of securities available for sale	2,467	5,579
Purchase of securities available for sale	(2,016)	(4,587)
Net (increase) decrease in restricted investments	(446)	7
Net increase in loans	(7,586)	(8,678)
Proceeds from sale of bank equipment	23	—
Purchase of bank premises and equipment	(1,142)	(1,400)

Net Cash Used in Investing Activities	(11,299)	(10,981)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	390	1,887
Time deposits	9,858	3,530
Proceeds from borrowings	1,060	3,241
Curtailments of borrowings	(2,067)	(279)
Purchase of treasury stock	(90)	(30)

Net Cash Provided by Financing Activities	9,151	8,349

Cash and Cash Equivalents
Net decrease in cash and cash equivalents	(81)	(477)
Cash and Cash Equivalents, beginning of period	2,882	2,695

Cash and Cash Equivalents, end of period	$2,801	$2,218

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$2,955	$1,931
Income taxes	$805	$774
The accompanying notes are an integral part of these statements.

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 ACCOUNTING PRINCIPLES:
     The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements in the United States of America. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006, and the results of operations for the periods ended September 30, 2006 and 2005.
In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated results of operations and other data for the nine month period ending September 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the entire year of 2006. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2005 annual report to stockholders on Form 10-K for Allegheny Bancshares, Inc.
The consolidated financial statements of the Company include and primarily consist of the accounts of its wholly subsidiary, Pendleton Community Bank, and the parent company Allegheny Bancshares, Inc. All intercompany balances and transactions have been eliminated in consolidation.
NOTE 2 INVESTMENT SECURITIES AND RESTRICTED INVESTMENTS:
     The amortized costs of investment securities and their approximate fair values at September 30, 2006 and December 31, 2005 follows (in thousands):

	September 30, 2006		December 31, 2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Treasury and agency obligations	$10,966	$10,839	$10,457	$10,370
State and municipal obligations	17,974	18,084	18,149	18,289
Mortgage-backed securities	4,213	4,044	5,022	4,800

Total	$33,153	$32,967	$33,628	$33,459

Securities held to maturity:

U.S. Treasury and agency obligations	$500	$488	$500	$488

     Restricted investments consists of stock in the Federal Home Loan Bank (FHLB) and Community Financial Services, Inc. (CFSI). Investment in the FHLB stock is determined by the level of the Bank’s participation with FHLB various products and is collateral against outstanding borrowings from that institution. CFSI is the parent company of the Bank’s correspondent bank. Both of these investments are carried at cost, and each is restricted as to transferability.

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 LOANS:
     Loans outstanding are summarized as follows (in thousands):

	September 30,	December 31,
	2006	2005

Real estate loans	$60,969	$57,056
Commercial and industrial loans	56,537	55,780
Loans to individuals, primarily collateralized by autos	11,404	10,853
All other loans	4,230	1,916

Total Loans	133,140	125,605

Less allowance for loan losses	1,268	1,172

Net Loans Receivable	$131,872	$124,433

NOTE 4 ALLOWANCE FOR LOAN LOSSES:
     A summary of transactions in the allowance for loan losses for the ninie months ended September 30, 2006 and 2005 follows (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Balance, beginning of period	$1,172	$1,094
Provision charged to operating expenses	147	163
Recoveries of loans charged off	67	11
Loans charged off	(118)	(134)

Balance, end of period	$1,268	$1,134

NOTE 5 RECLASSIFICATIONS:
     Certain balances in the December 31, 2005 financial statements have been reclassified for comparative purposes to conform to the presentation of the September 30, 2006 financial statements. These reclassifications have no effect on net income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Allegheny Bancshares, Inc. (Company) is a single bank holding company organized under the laws of West Virginia. The Company provides financial services through its wholly owned subsidiary Pendleton Community Bank (Bank).
     The Bank is a full service commercial bank offering financial services through four financial centers located in the West Virginia towns of Franklin, Moorefield and Marlinton, and its newest branch near Harrisonburg, Virginia. Currently it’s primary trade area are these towns and the West Virginia counties of Pendleton, Hardy, and Pocahontas, and in western Rockingham County, Virginia. The newest financial center is located in Rockingham County, Virginia just west of the city limits of Harrisonburg, Virginia and was opened for business July 19, 2006.
     The following discussion and analysis is provided to address information about the Company’s financial condition and results of operations that may not otherwise be apparent from reading the Consolidated Financial Statements and notes. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related notes to the Consolidated Financial Statements.
Forward Looking Statements
     The following discussion contains statements that refer to future expectations, contain projections of the results of operations or of financial condition or state other information that is “forward-looking.” “Forward-looking” statements are easily identified by the use of words such as “could,” “could anticipate,” “estimate,” “believe,” and similar words that refer to the future outlook. There is always a degree of uncertainty associated with “forward-looking” statements. The Company’s management believes that the expectations reflected in such statements are based upon reasonable assumptions and on the facts and circumstances existing at the time of these disclosures. Actual results could differ significantly from those anticipated.
     Many factors could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include:
•	General economic conditions, either nationally or within the Company’s markets, could be less favorable than expected;

•	Changes in market interest rates could affect interest margins and profitability;

•	Competitive pressures could be greater than anticipated; and

•	Legal or accounting changes could affect the Company’s results.
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
     The following discussion of allowance for loans loss is, in management’s opinion, the most important and critical policy that affects the financial condition and results of operations. This critical policy involves the most difficult and complex judgments about the unknown losses that currently exist in the Company’s largest asset, it’s loan portfolio.

Allowance for Loan Losses and Provision for Loan Losses
     The provision for loan losses was $147,000 and $163,000 for the nine month periods ended September 30, 2006 and 2005 respectively. The allowance for loan losses (“ALL”) was $1,268,000 (.95% of loans) at the end of the first nine months of 2006 compared with $1,172,000 (.93% of loans) at December 31, 2005. The ALL increase has been boosted the first 9 months of 2006 by an increase in the amount of recoveries of charged off loans, a decrease in the amount of loans charged off as well as additional provision to ALL. See Note 4 for the amounts.
     The ALL is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Managements’ valuation of the ALL is based upon two principals of accounting: 1) SFAS No. 5 Accounting for Contingencies and SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Bank utilizes both of theses accounting standards by first identifying problem loans above a certain threshold and estimating losses based on the underlying collateral values, and second taking the remainder of the loan portfolio and separating the portfolio into pools of loans based on grade of loans as determined by the Company’s internal grading system. We apply loss percentages based upon our historical loss rates, and make adjustments based on economic conditions. The determination of the ALL is subjective and actual losses may be more or less than the amount of the allowance. However management believes that the allowance is a fair estimate of losses that exists in the loan portfolio as of the balance sheet date.
Overview
     Net income for the third quarter of 2006 was $578,000 or $.65 per share, compared to $626,000 or $.70 per share in the third quarter of 2005. Net interest income totaled $1,880,000 for the third quarter representing a .3% increase over the same period in 2005, however noninterest expenses increased by 11.3% in the third quarter over the same period in 2005.
     Net income of $1,761,000 for the first nine months of 2006 represents a decrease of 3.67% compared to the same period a year ago. For the quarter ended September 30, 2006, net income was 7.67% lower than the same quarter ended September 30, 2005. Annualized returns on average equity and average assets for the nine months ended September 30, 2006 were 9.51% and 1.33%, respectively, compared with 9.83% and 1.47% for the same period in 2005. While net interest income rose by 2.05% for the first nine months of 2006 compared to the same period of 2005 and total non-interest income (exclusive of non-recurring items) rose by 24.80% over the same period, total non-interest expense rose by 12.28%.
Net Interest Income
     The Company’s taxable equivalent net interest income increased 2.99% for the first nine months of 2006 compared to the first nine months of 2005. This increase resulted from substantial growth in loans, which served to offset the increase in the cost of funds. The Company’s net tax equivalent yield on earnings assets for first nine months of 2006 was 4.83% compared to 4.88% for same period in 2005 as the cost of funds increased 93 basis points while the tax equivalent yield on earning assets increased 71 basis points. The market for deposits in the Bank’s operating area remains very competitive. As such, rates paid for deposits have increased faster than we could raise rates on loans. Due to the flat interest rate curve, with little change forecasted at this point in time, it is anticipated that the interest margin may continue to decline over the next twelve months. However, changes in our asset mix could have an impact on this.
     Seventeen consecutive quarter point increases by the Federal Reserve Board of the target rate of fed funds since middle of 2004 has caused the average rates earned on earning assets and the average rates paid on interest bearing liabilities to continue to increase. Average loan balances for the nine month period ended September 30, 2006 increased $6.6 million as compared to the average loan balance for the same period in 2005. The increase in average loan balances was funded by increases in deposits, increase in retained earnings, and long term borrowings. Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.
Noninterest Income
     Noninterest income increased 28.93% during the first nine months of 2006 as compared to the same period in 2005. The increase was boosted by a one time profit from the sale of the credit card portfolio in the amount of $26,000. In addition, overdraft fees increased as a result of the Company’s overdraft bounce protection program introduced in December 2004. The increase was due more to the increase in volume of overdrafts rather than increase in overdraft fees.
     Noninterest income was also enhanced the first nine months of 2006 by a $26,000 increase in insurance commissions on credit life and health policies sold with loans from the same period in 2005. Other noninterest income increase over 2005 comes from a $12,000 increase in secondary market loan origination fees.
Noninterest Expenses
     Total noninterest expense increased $411,000 or 12.28% for the first nine months of 2006, as compared to 2005. The increase is the result of a $244,000 increase in salaries and benefits expense 14.14% over same period in 2005. The increase is due to merit increases for existing staff and an increase in the number of staff. The average full time equivalent (FTE) employees increased from 52 for the first nine months of 2005, to 57 for the same period in 2006. Salary expense increased by 14.21%, benefit costs increased by 15.21% and payroll tax expense increased by 10.2%. Total noninterest expenses associated with the new Harrisonburg financial center that opened in July of 2006 totaled $138,000. Occupancy and equipment expenses increased as a result of the new Marlinton office completed in May 2005. The Marlinton financial center occupancy and equipment expenses increased by $31,000 over the same period in 2005, primarily due to higher depreciation costs associated with new building, furniture and equipment.
     Equipment expenses also have increased as a result of higher software maintenance expenses. Software maintenance expenses are 21.66% higher for the first nine months of 2006 as compared to the same period of 2005. These costs increases as the Company invests in newer technologies and the associated costs needed to offset the risks that these new technologies bring to the Company.
Income Tax Expense
     Income tax expense equaled 30.26% of income before income taxes for the nine months ended September 30, 2006 compared with 30.36% for the nine months ended September 30, 2005.
Loans
     Total loans were $133,140,000 at September 30, 2006, compared to $125,605,000 at December 31, 2005, representing a 6.00% increase. Loan growth during the first nine months of 2006 occurred principally in the real estate portfolio. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 82% of the loan portfolio is secured by real estate.
Loan Portfolio Risk Factors
     Nonperforming loans include nonaccrual loans, loans over 90 days past due, and restructured loans. Nonaccrual loans are loans in which interest accruals have been discontinued. Loans are placed in nonaccrual status when management has information that indicates that principal or interest may not be collectable. Loans accounted for on a nonaccrual basis were $94,000 at September 30, 2006 (.07% of total loans). Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $659,000 (.49% of total loans).
Deposits
     The Company’s deposits increased $10,248,000 or 7.48% during the first nine months of 2006. As rates continue to increase, competition for deposits increased. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 15.45% and 14.12% of total deposits at September 30, 2006 and December 31, 2005, respectively. The majority of our growth in deposits has been in time deposits. Due to the growth of our loan portfolio in the first half of 2006, the Bank has advertised certain short term time deposit rates specials, and also utilized brokered CDs. The growth of deposits is primarily due to rate specials.
Borrowings
     The Company’s has utilized fed funds purchased to help fund it’s growth of loans early in the year. Due to the loan growth exceeding the growth of deposits in the early part of 2006, the Bank relied primarily on liquidating it’s federal funds sold and borrowing fed funds purchased. These are overnight funds and are rates are adjusted by the Federal Reserve Open Market Committee. The benchmark rate as of September 30, 2006 was 5.25%. The actual rates may vary.
     Short-term borrowings decreased during 2006 due to drop in commercial customers balances in our Term and Daily Sweep Repurchase Agreements.
     The Company borrows funds from the Federal Home Loan Bank (FHLB) to provide liquidity and to reduce interest rate risk. As competition for deposits have increased during 2005 and 2006, FHLB borrowings have been utilized to help fund loan growth. These borrowings have a fixed rate of interest and are amortized over a period of 5 to 20 years. Interest rates on these obligations range from 3.15% to 5.40%. During the first nine months of 2006, the Company has borrowed $1,000,000 in additional long-term borrowings from the FHLB.
Capital
     The Company continues to maintain a strong capital position to support future growth, support current operations, and promote customer confidence. The Company’s total risk based capital and total capital ratios were 22.19% and 14.80% at September 30, 2006 and significantly exceeded regulatory requirements. These capital ratios exceed the average ratios of the Company’s peers. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.
Uncertainties and Trends
     Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.
Liquidity and Interest Sensitivity
     Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At September 30, 2006, the Company had liquid assets of approximately $2.8 million in the form of cash and due from banks. Management believes that the Company’s liquid assets are adequate at September 30, 2006. Additional liquidity may be provided by the growth in deposit accounts, loans and securities maturing within one year. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $18.2 million. As a result of the management of liquid assets and ability to generate liquidity through borrowings, management feels the Company is well positioned to meet present and future liquidity needs.
     At September 30, 2006, the Company had a negative cumulative Gap Rate Sensitivity Ratio of -30.66% for the one year repricing period. This rate does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is 5.22%. This generally indicates that net interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company’s interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II shows the Company’s interest sensitivity.
TABLE I
Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a Fully Taxable Equivalent Basis)(Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Average	Income/		Average	Income/
	Balance	Expense	Rates	Balance	Expense	Rates
Interest Income
Loans [1,2]	$129,802	$7,615	7.82%	$123,196	$6,497	7.03%
Federal funds sold	1,017	38	4.98%	1,470	34	3.08%
Interest bearing deposits	338	12	4.73%	260	5	2.56%
Investments
Taxable	15,563	536	4.59%	14,526	440	4.04%
Nontaxable [2]	17,627	788	5.96%	18,442	813	5.88%

Total Earning Assets	164,347	8,989	7.29%	157,894	7,789	6.58%

Interest Expense
Demand deposits	18,024	205	1.52%	18,339	172	1.25%
Savings	28,950	431	1.99%	27,587	202	.98%
Time deposits	75,792	2,129	3.75%	71,089	1,452	2.72%
Short-term borrowings	2,920	90	4.11%	3,362	64	2.54%
Long-term debt	5,639	177	4.19%	4,084	115	3.75%

Total Interest Bearing Liabilities	$131,325	$3,032	3.08%	$124,461	$2,005	2.15%

Net Interest Margin [1]		5,957			5,784

Net Yield on Interest Earning Assets			4.83%			4.88%

[1]	Interest on loans includes loan fees

[2]	An incremental tax rate of 34% was used to calculate the tax equivalent income

TABLE II
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
 September 30, 2006

	0-3	4-12	1-5	Over 5
(In Thousands of Dollars)	Months	Months	Years	Years	Total

Uses of Funds:

Loans	28,131	22,311	38,855	43,843	133,140
Fed Funds Sold	4,531				4,531
Interest bearing deposits	113				113
Investment securities	800	3,154	16,773	12,740	33,467
Restricted Investments				961	961

Total	33,575	25,465	55,628	57,544	172,212

Sources of Funds:

Deposits:
Interest bearing demand	18,420				18,420
Savings	30,248				30,248
Time deposits over $100,000	4,849	11,907	5,990		22,746
Other time deposits	15,464	28,218	14,638	693	59,013
Short-term borrowings	2,170				2,170
Long-term debt	138	422	2,427	2,743	5,730

Total	71,289	40,547	23,055	3,436	138,327

Discrete Gap	(37,714)	(15,082)	32,573	54,108	33,885

Cumulative Gap	(37,714)	(52,796)	(20,223)	33,885

Ratio of Cumulative Gap To Total Earning Assets	-21.90%	-30.66%	-11.74%	19.68%
Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at September 30, 2006. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2005 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers that file periodic reports under the Securities Exchange Act of 1934 (the “Act”) are now required to include in those reports certain information concerning the issuer’s controls and procedures for complying with the disclosure requirements of the federal securities laws. Under rules adopted by the Securities and Exchange Commission effective August 29, 2002, these disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosure.
     We have established disclosure controls and procedures to ensure that material information related to Allegheny Bancshares, Inc. and its subsidiary is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the Chief Executive Officer and the Chief Financial Officer to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company’s operations. As required, we have evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s management, including the Chief Financial Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.
      Changes in Internal Controls
     During the period reported upon, there were no significant changes in the Company’s internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.
Part II. Other Information
Item 1. Legal Proceedings —
Not Applicable
Item 1 A. Risk Factors —
No Material Changes
Item 2. Changes in Securities —
During the three month period ending September 30, 2006, the Company repurchased some of the Company’s stock to be held as treasury stock. This was not part of publicly announced plan. The details of the transaction was as follows:

	Total Number	Average
	Of shares	Price per
Date	Purchased	Share

July 7, 2006	338	$60.00
July 21, 2006	150	$55.00
September 22, 2006	20	$55.00
Item 3. Defaults Upon Senior Securities —
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders —
Not Applicable
Item 5. Other Information —
Not Applicable
Item 6. Exhibits and Reports on 8-K —
a.	Exhibits

The following Exhibits are filed as part of this Form 10-Q

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
     The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 30, 2003.

No.	Description	Exhibit Number

3.1	Articles of Incorporation — Allegheny Bancshares, Inc.	E2
     The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-K filed March 31, 2006.

No.	Description	Exhibit Number

3.3	Bylaws of Allegheny Bancshares, Inc.	3.3
b.	Reports on 8K

Not Applicable

SIGNATURE
In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant causes this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHENY BANCSHARES, INC.
By:	/s/ WILLIAM A. LOVING
William A. Loving, Jr.
Executive Vice President and Chief Executive Officer

By:	/s/ L. KIRK BILLINGSLEY
L. Kirk Billingsley
Chief Financial Officer

Date: October 31, 2006