Form 10-K
period 2006-12-31
ALLEGHENY BANCSHARES INC
filed 2007-03-12
CIK 1213662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [ ]

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer [ ]   Accelerated Filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

     As of February 1, 2007 the aggregate market value of the voting stock held by non-affiliates, based on the last reported sales prices of $57.00 per share was $50,457,027.

     The number of shares outstanding of the registrant's common stock was 885,211 as of February 1, 2007.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     A portion of the registrant's proxy statement to be used in connection with the solicitation of proxies for the registrant's 2007 annual meeting of shareholders is incorporated by reference in item 14 at part IV of this annual report on Form 10-10K.

                            LOCATION OF EXHIBIT INDEX
        The index of exhibits is contained in Part IV herein on page 46.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
   Item 1.  Description of Business                                            4
   Item 1A. Risk Factors                                                       5
   Item 2.  Description of Property                                            8
   Item 3.  Legal Proceedings                                                  8
   Item 4.  Submission of Matters to a Vote of Security Holders                8
PART II
   Item 5.  Market for Common Equity and Related Shareholder
               Matters                                                         9
   Item 6.  Selected Financial Data                                           10
   Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            11
   Item 7A. Quantitative and Qualitative Disclosures About
               Market Risk                                                    24
   Item 8.  Consolidated Financial Statements                                 25
   Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                           49
   Item 9A. Controls and procedures                                           49
PART III
   Item 10. Directors, Executive Officers, Promoters and
               Control Persons: Compliance with Section 16(a)
               of the Exchange Act                                            49
   Item 11. Executive Compensation                                            51
   Item 12. Security Ownership of Certain Beneficial Owners and
               Management and Related Shareholder Matters                     56
   Item 13. Certain Relationships and Related Transactions                    58
   Item 14. Principal Accountant Fees and Services                            58
PART IV
   Item 15. Exhibits and Reports on Form 8-K                                  58

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

LOCATION AND MARKET AREA

     The Bank's primary trade area includes the West Virginia localities of Pendleton, Grant, Hardy and Pocahontas counties including the towns of Franklin, Marlinton, Moorefield, and Petersburg. In addition the Bank has opened an office in Rockingham County, Virginia just outside the City of Harrisonburg. The Bank's secondary trade area includes the neighboring counties of each respective office, including counties in West Virginia and Virginia. The Bank's business locations include their main office and operations center located in Franklin, West Virginia, a full service branch in Moorefield opened in July 1999, a full service branch in Marlinton, West Virginia opened in November 2001, and the most recent branch office near Harrisonburg, Virginia which opened in July of 2006.

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

EMPLOYEES

     As of December 31, 2006, the Bank had 58 full-time employees and 61 total employees.

ITEM 1A. RISK FACTORS

COMPETITION

     The Bank's market area is highly competitive and competition in lending activities comes principally from other commercial banks. The primary factors in competing for loans are interest rates and overall lending services. There are branches of local, regional, and national banks located in its primary market area. In addition the Bank faces competition from Credit Unions, insurance companies, investment brokerage firms, internet banks and savings associations. Competition for deposits among the banks is intense, and as a result, the Bank monitors its competitive position and makes adjustments in pricing that management deems necessary to attract new depositors and maintain current deposit relationships. The primary factors in competing for deposits are interest rates paid on deposits, customer satisfaction, convenience of office location and overall financial condition. West Virginia law allows statewide branch banking which provides increased opportunities for banks, but it also increases the potential competition for banking in its service area. In addition, in 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, absent contrary action by a state's legislature, interstate branch banking was allowed to occur after June 1, 1997. States are permitted to elect to participate to a variety of degrees in interstate banking or states may elect to "opt out." In 1996, the West Virginia Legislature elected to "opt in." Accordingly, out-of-state banks may form de novo banks or may acquire existing branches of West Virginia banks on a reciprocal basis.

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

The company's loan portfolio at December 31, 2006, consists of the following:

TYPE OF LOAN                    PERCENTAGE OF PORTFOLIO
------------                    -----------------------
Residential Real Estate Loans            44.89%
Commercial Loans, principally
   real estate secured                   46.70%
Consumer Loans                            8.41%

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

CAPITAL STANDARDS

     The FDIC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations. As of December 31, 2006, the Bank's capital significantly exceeds regulatory requirements. A schedule of capital amounts and ratios is included in Note 14 to the financial statements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS - NONE

ITEM 2. DESCRIPTION OF PROPERTY

     The main office of the Bank is located at 300 North Main Street, Franklin, West Virginia and is owned by the Bank. In addition to the main office the Bank owns and operates full service financial centers in the communities of Moorefield, and Marlinton, West Virginia. The Bank also owns and operates its newest full service financial center in Harrisonburg, Virginia.

ITEM 3. LEGAL PROCEEDINGS

     Management is not aware of any pending or threatened litigation in which the Bank may be involved as a defendant. In the normal course of business, the Bank periodically must initiate suits against borrowers as a final course of action in collecting past due loans.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Allegheny Bancshares has not submitted any matters to the vote of security holders for the quarter ending December 31, 2006.

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

     The amount of dividends payable by the Company depends upon its earnings and capital position, and is limited by the federal and state law, regulations and policy. A West Virginia state bank cannot pay dividends (without the consent of banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. The dividend limit as of January 1, 2007 is included in Note 10 to the financial statements.

     Annual dividends were declared as of December 31, 2006 and 2005 in the amount of 1.30 and 1.20 per share, respectively.

STOCKHOLDERS

     As of December 31, 2006, there were 698 shareholders of record. This amount includes all shareholders, whether individually or held by a brokerage firm or custodian in street name.

     The high and low trade prices of the Company's common stock reported to management were as follows:

                     2006                2005
              -----------------   -----------------
Year           High        Low     High        Low
----          ------     ------   ------     ------
1st quarter   $60.00(1)  $52.00   $49.00     $49.00
2nd quarter    52.00      52.00    62.60(1)   49.00
3rd quarter    70.53(1)   52.00    64.00(1)   50.00
4th quarter    67.50(1)   55.00    57.00(1)   50.00

(1) This price was the result of a private sale and may not be indicative of the market for the Company's shares.

PURCHASES OF SECURITIES DURING LAST QUARTER OF 2006

                                                                              Maximum No.
                                                                            (or approximate
                                                                            Dollar Value) of
                                                        Total No. of       Shares (or Units)
                     Total No.                       Shares (or Units)      That May Yet Be
                     of Shares      Avg. Price       Purchased as Part      Purchased Under
                    (or Units)       Paid per      of Publicly Announced      the Plans or
Period               Purchased   Share (or Unit)     Plans or Programs          Programs
------              ----------   ---------------   ---------------------   -----------------
10/1/06- 10/31/06          0           $ 0                  N/A                   N/A
11/1/06- 11/30/06        450           $57                  N/A                   N/A
12/1/06- 12/31/06      7,950           $57                  N/A                   N/A

Allegheny has not initiated any plans to repurchase its stock, however from time to time as the opportunity presents itself, the Company, as shown above, has repurchased shares.

ITEM 6. SELECTED FINANCIAL DATA

                                           Years ended December 31,
                             ----------------------------------------------------
                               2006       2005       2004       2003       2002
                             --------   --------   --------   --------   --------
                                 (Dollars in Thousands except per share data)
RESULTS OF OPERATIONS
Interest income              $ 11,797   $ 10,226   $  9,323   $  9,143   $  8,853
Interest expense               (4,282)    (2,847)    (2,128)    (2,513)    (2,909)
                             --------   --------   --------   --------   --------
Net Interest Income             7,515      7,379      7,195      6,630      5,944
Provisions for loan losses       (162)      (219)      (183)      (120)      (120)
Noninterest income              1,029        859        512        432        401
Noninterest expenses           (5,027)    (4,529)    (4,112)    (3,708)    (3,524)
Income taxes                     (987)    (1,044)    (1,028)      (953)      (770)
                             --------   --------   --------   --------   --------
Net Income                   $  2,368   $  2,446   $  2,384   $  2,281   $  1,931
                             ========   ========   ========   ========   ========
PROFITABILITY RATIOS
Return on Average Assets         1.34%      1.46%      1.49%      1.48%      1.40%
Return on Average Equity         9.15%      9.77%      9.95%      9.96%      9.01%
PER COMMON SHARE
Net Income                   $   2.65   $   2.73   $   2.66   $   2.54   $   2.15
Cash Dividends Declared          1.30       1.20       1.10       1.00        .90
Book Value                      28.87      27.77      26.82      25.63      24.36
Last Reported Market Price      57.00      57.00      49.00      37.00      35.05
Dividend Payout Ratio           49.06%     43.92%     41.38%     39.45%     41.94%
AT YEAR END
Assets                       $184,017   $171,320   $162,239   $157,757   $146,001
Deposits                      149,342    136,974    131,577    128,553    121,982
Loans                         134,108    124,433    117,228    110,516    103,430
Long-term Debt                  5,592      5,109      3,494      3,838          0
Stockholders' Equity           25,560     24,864     24,047     23,053     21,928
Equity to Assets Ratio          13.89%     14.51%     14.82%     14.61%     15.56%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Allegheny Bancshares, Inc. (Company) is a single bank holding company organized under the laws of West Virginia. The Company provides financial services through its wholly owned subsidiary Pendleton Community Bank (Bank).

     The Bank is a full service commercial bank offering financial services through four financial centers located in the West Virginia towns of Franklin, Moorefield and Marlinton, and its newest branch near Harrisonburg, Virginia. Currently it's primary trade area are these towns and the West Virginia counties of Pendleton, Hardy, and Pocahontas, and in western Rockingham County, Virginia. The newest financial center is located in Rockingham County, Virginia just west of the city limits of Harrisonburg, Virginia and was opened for business July 19, 2006.

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

     Many factors could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include:

     - General economic conditions, either nationally or within the Company's markets, could be less favorable than expected;

     - Changes in market interest rates could affect interest margins and profitability;

     -    Competitive pressures could be greater than anticipated; and

     -    Legal or accounting changes could affect the Company's results.

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

ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

     The provision for loan losses was $162,323 and $218,660 for the calendar years 2006 and 2005 respectively. The allowance for loan losses ("ALL") was $1,258,000 (.93% of loans) at the end of 2006 compared with $1,172,000 (.93% of loans) at December 31, 2005. The ALL increase has been boosted in 2006 by an increase in the amount of recoveries of charged off loans, as well as additional provision to ALL. See Note 4 for the amounts.

     The ALL is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Managements' valuation of the ALL is based upon two principals of accounting: 1) SFAS No. 5 Accounting for Contingencies and SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Bank utilizes both of theses accounting standards by first identifying problem loans above a certain threshold and estimating losses based on the underlying collateral values, and second taking the remainder of the loan portfolio and separating the portfolio into pools of loans based on grade of loans as determined by the Company's internal grading system. We apply loss percentages based upon our historical loss rates, and make adjustments based on economic conditions. The determination of the ALL is subjective and actual losses may be more or less than the amount of the allowance. However management believes that the allowance is a fair estimate of losses that exists in the loan portfolio as of the balance sheet date.

OVERVIEW

     2006 Compared to 2005

     Net income of the Company decreased 3.19% from 2005 to 2006 and earnings per share decreased 2.93% from $2.73 to $2.65. Increases of $136,000 in net interest income and $171,000 in noninterest income were offset primarily by increases in noninterest expenses.

     The increase in net interest income was caused primarily by growth in our loan portfolio. Average loans grew by 5.69% and the rising interest rate environment increased our yield on the total earning assets as shown in Table I. However rising interest rates on interest bearing liabilities grew faster than earnings.

     2005 Compared to 2004

     Net income of the Company increased 2.61% from 2004 to 2005 and earnings per share increased 2.63% from $2.66 to $2.73. Increases of $184,000 in net interest income and $346,000 in noninterest income were offset primarily by increases in noninterest expenses.

     The increase in net interest income was caused primarily by growth in our loan portfolio. Average loans grew by 6.32% and the rising interest rate environment increased our yield on the total earning assets as shown in Table I. However rising interest rates on interest bearing liabilities grew faster than earnings.

NET INTEREST INCOME

     2006 Compared to 2005

     The primary source of the Company's earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits represent the major portion of interest-bearing liabilities. For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. The Company's taxable equivalent net interest income increased 1.61% in 2006 compared to 2005, due to the net growth of earning assets. The Company's net yield on interest earning assets for 2006 was 4.72% compared to 4.86% for 2005 as the yield on earning assets increased by 63 basis points while the cost of funds increased by 94 basis points. 2006 proved to be a costly year to raise deposits as increased competition for deposits and the rising interest rate environment increased the costs of those deposits. The cost of funds increased due to the repricing of deposits at higher current rates and the higher rates offered to attract new deposits. In addition, the flat and sometimes inverted yield curve that existed for practically all of 2006 made it difficult to increase rates on loans or find additional earnings in the bond market by investing farther out on the yield curve. As such, cost for the short term deposits increased more than the yield on our longer term interest bearing assets.

     During the first half of 2006 loan demand outpaced the growth of deposits. As the Federal Reserve continued to raise the target Fed Funds rate, short-term deposits became increasingly expensive as compared to long term financing alternatives available from the Federal Home Loan Bank (FHLB). As a result, the Company turned to long term FHLB borrowings to finance loan growth. While this increased our interest expense, it also enabled the Company to mitigate interest rate risk while offering customers longer term loan products.

     Due to the flat interest rate curve, with little change forecasted at this point in time, it is anticipated that the interest margin may continue to decline over the next twelve months. However, changes in our asset mix could have an impact on this.

     Seventeen consecutive quarter point increases by the Federal Reserve Board of the target rate of fed funds since middle of 2004 has caused the average rates earned on earning assets and the average rates paid on interest bearing liabilities to continue to increase. Average loan balances for the 2006 increased $7.0 million as compared to the average loan balance for 2005. The increase in average loan balances was funded by increases in deposits, increase in retained earnings, and long term borrowings. Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

     2005 Compared to 2004

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

NONINTEREST INCOME

     2006 Compared to 2005

     Noninterest income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income increased 19.91% during 2006 as compared to 2005. The increase was boosted by a one time profit from the sale of the credit card portfolio in the amount of $26,000. In addition, overdraft fees increased as a result of the Company's overdraft bounce protection program introduced in December 2004. The increase was due more to the increase in volume of overdrafts rather than increase in overdraft fees.

     Noninterest income was also enhanced during 2006 by a $21,000 increase in insurance commissions on credit life and health policies sold. Other noninterest income increase over 2005 comes from a $29,000 increase in secondary market loan origination fees.

     Noninterest income was held down by a bond portfolio restructuring that occurred in late December 2006. Bonds with a book value of $4.3 million were sold and reinvested into higher yielding bonds. As a result, the Company realized a $75,000 loss. While this has no effect to shareholder value in the short-term since shareholder's equity had been reduced by the reduction in market value of these bonds that were sold, this repositioning should increase future net interest income by more than $58,000 in 2007. The repositioning was to enhance the Company's asset liability position in this interest rate environment.

2005 Compared to 2004

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

NONINTEREST EXPENSES

     2006 Compared to 2005

     Noninterest expenses increased $498,000 in 2006 compared to 2005. Noninterest expenses as a percentage of average assets was 2.83% and 2.70% for each of the years ended December 31, 2006 and 2005, respectively. This increase is primarily attributable to a $283,000 increase in salaries and benefits as a result of an increase in the number of employees, merit increases, and higher benefit costs. The average full time equivalent (FTE) employees increased from 52 for 2005, to 57 for 2006. Salary expense increased by 11.69%, benefit costs increased by 15.14% and payroll tax expense increased by 11.85%. Total noninterest expenses associated with the new Harrisonburg financial center that opened in July of 2006 totaled $213,000. Occupancy and equipment expenses increased as a result of the new Marlinton office completed in May 2005. The Marlinton financial center occupancy and equipment expenses increased by $37,000 over 2005, primarily due to higher depreciation costs associated with new building, furniture and equipment.

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

INCOME TAX EXPENSE

     Income tax expense equaled 29.4%, 29.9% and 30.1% of income before income taxes for the years ended December, 31 2006, 2005 and 2004, respectively.

SECURITIES

     Schedules of securities by type and maturity are shown in Note 3 to the financial statements.

LOANS

     Total loans increased 7.78% during 2006 to $135,633,444. Loan growth in 2006 occurred primarily in the commercial loan portfolio. These commercial loans are typically secured by agricultural land. A schedule of loans by type is shown in Note 4 of the financial statements. Approximately 82% of the loan portfolio is secured by real estate at December 31, 2006.

LOAN PORTFOLIO RISK FACTORS

     Nonperfoming loans include nonaccrual loans, loans over 90 days past due and restructured loans. Nonaccrual loans are loans in which interest accruals have been discontinued. Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. Loans accounted for on a nonaccrual basis were $104,084. The Company has a substantial amount of loans in the loan portfolio related to agribusinesses; see Note 4 of the financial statements for additional details. Restructured loans are loans for which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties.

The following table summarizes the Company's nonperforming loans (in thousands of dollars):

                                 Years ended December 31,
                            ----------------------------------
                            2006   2005   2004   2003    2002
                            ----   ----   ----   ----   ------
Nonaccrual loans            $104   $155   $429   $  9   $  105
Restructured Loans            24     26     29     33       39
Loans delinquent 90 days
or more                      206    646    388    877    1,413
                            ----   ----   ----   ----   ------
Total nonperforming loans   $334   $827   $846   $919   $1,557
                            ====   ====   ====   ====   ======

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

     The allowance for loan losses increased from $1,172,063 at December 31, 2005 to $1,258,122 at December 31, 2006. Net charge offs decreased from $140,809 in 2005 to $76,264 in 2006. The provision for loan losses decreased from $218,660 in 2005 to $162,323 in 2006. Based on historical losses, delinquency rates, a thorough review of the loan portfolio and after considering the elements of the preceding paragraph, management is of the opinion that the allowance for loan losses is appropriately stated in order to absorb losses in the current portfolio.

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

DEPOSITS

     The Company's primary source of funding is from local customer deposits. The company offers deposits standard bank deposit products to local individuals and businesses. The Company has also sought funding from brokered certificate of deposits during 2006, due to intense competition for local deposits and good loan growth that needed to be funded. As of December 31, 2006 the Company had $3,015,000 of brokered deposits. The Company's deposits increased $12,367,923 or 9.03% during 2006, and $5,397,005 or 4.10% during 2005. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 17.06% and 14.04% of total deposits at December 31, 2006 and 2005 respectively.

LONG-TERM DEBT

     The Company has from time to time borrowed long term debt from the Federal Home Loan Bank in order to fund long-term, fixed rate loan products to qualifying customers. The Company made principal payments of $517,000 and $385,000 in 2006 and 2005, respectively. The following table shows the FHLB debt as of December 31, 2006.

                           (Dollars in Thousands)
                   --------------------------------------
                   Interest    Loan     Term of   Current
Loan Date            Rate     Amount     Loan     Balance
---------          --------   ------   --------   -------
March 18, 2003       3.77%    $1,000   10 years    $  668
June 18, 2003        3.15%    $2,000   10 years    $1,370
October 20, 2003     4.28%    $1,000   10 years    $  728
June 8, 2005         4.58%    $1,000   20 years    $  953
July 11, 2005        4.77%    $1,000   20 years    $  956
March 22, 2006       5.40%    $  500   15 years    $  484
March 22, 2006       5.31%    $  500    5 years    $  433
                                                   ------
   Total FHLB Debt at December 31, 2006            $5,592
                                                   ======

     Maturity schedule and other information on this debt can be found in Note 9 to the financial statements.

CAPITAL

     Capital as a percentage of total assets was 13.89% at December 31, 2006 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory guidelines.

UNCERTAINTIES AND TRENDS

     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

LIQUIDITY AND INTEREST SENSITIVITY

     At December 31, 2006, the Company had liquid assets of approximately $5.9 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at December 31, 2006. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $18.2 million.

     The Company has relied on local deposits to fund loan growth in the past. This has become more difficult and expensive in the current rate environment. There is much competition for deposits locally and the bank has explored other avenues of funding such as brokered certificates of deposits and Federal Home Loan Bank deposits. In the current interest rate environment it has been difficult to earn the typical interest margin on the interest rate spread between short term rates and long term rates, since there is very little increase in interest rates on the longer term assets such as investments and loans.

     This interest rate environment has also changed the pattern of the banking customers. Customers are wanting longer term adjustable rate mortgages and fixed rate mortgages, as longer term rates remain low, yet on the deposit side they are demanding short term deposit products since longer term deposit rates have not increased as quickly as the short-term rates. Should this flat yield curve we have experienced during 2006 continue into the future, the Company may continue to experience a decrease in its net interest margin.

          TABLE I

                           ALLEGHENY BANCSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (ON A FULLY TAX EQUIVALENT BASIS)
                                 (IN THOUSANDS)

                                    Year Ended                   Year Ended
                                 December 31, 2006            December 31, 2005
                            --------------------------   --------------------------
                             Average   Income/            Average   Income/
                             Balance   Expense   Rates    Balance   Expense   Rates
                            --------   -------   -----   --------   -------   -----
Interest Income
Loans(1)                    $130,942   $10,250   7.83%   $123,894   $ 8,835   7.13%
Federal funds sold             1,893        99   5.22%      1,808        62   3.42%
Interest bearing deposits
   in banks                      290        14   4.83%        323         9   2.79%
Investments
   Taxable                    16,129       744   4.61%     14,906       608   4.08%
   Nontaxable(2)              17,608     1,045   5.93%     18,334     1,079   5.88%
                            --------   -------   ----    --------   -------   ----
   Total Earning Assets     $166,862   $12,152   7.28%   $159,265   $10,593   6.65%
                            ========   -------   ----    ========   -------   ----
Interest Expense
   Demand deposits          $ 17,899   $   280   1.56%   $ 18,824   $   248   1.32%
   Savings                    29,563       627   2.12%     27,609       303   1.10%
   Time deposits              77,470     3,021   3.90%     71,251     2,039   2.86%
   Short-term borrowings       2,805       117   4.17%      3,384        90   2.66%
   Long-term borrowings        5,647       237   4.20%      4,356       168   3.86%
   Total Interest Bearing
   Liabilities              $133,384     4,282   3.21%   $125,424     2,848   2.27%
                            ========   -------   ----    ========   -------   ----
   Net Interest Margin(1)              $ 7,870                      $ 7,745
                                       =======                      =======
Net yield on interest
   Earning assets                         4.72%                        4.86%
                                       =======                      =======

(1)  Interest on loans includes loan fees.

(2) An incremental tax rate of 34% was used to calculate the tax equivalent income.

Average noninterest bearing deposits for 2006 and 2005 were $16,791 and $16,606, respectively.

                                                                        TABLE II

                           ALLEGHENY BANCSHARES, INC.
               EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME
                        (ON A FULLY TAX EQUIVALENT BASIS)
                                 (IN THOUSANDS)

                              2006 Compared to 2005     2005 Compared to 2004
                               Increase (Decrease)       Increase (Decrease)
                            ------------------------   ----------------------
                            Volume    Rate     Total   Volume    Rate   Total
                            ------   ------   ------   ------   -----   -----
Interest Income
Loans                       $ 503    $  912   $1,415    $503    $ 375   $878
Federal funds sold              3        34       37      (4)      36     32
Interest bearing deposits
   in banks                    (1)        6        5       2        3      5
Investments
   Taxable                     50        86      136     (44)      39     (5)
   Nontaxable                 (43)        9      (34)     62      (72)   (10)
                            -----    ------   ------    ----    -----   ----
   Total Earning Assets     $ 512    $ 1047   $1,559    $519    $ 381   $900
                            =====    ======   ======    ====    =====   ====
Interest Expense
   Demand deposits          $ (12)   $   44   $   32    $ (5)   $  90   $ 85
   Savings                     22       302      324       9       96    105
   Time deposits              178       804      982      67      405    472
Other borrowings               24        72       96      68       21     89
                            -----    ------   ------    ----    -----   ----
Total interest bearing
   liabilities                212     1,222    1,434     139      612    751
                            -----    ------   ------    ----    -----   ----
Net Interest Income         $ 300    $ (175)  $  125    $380    $(231)  $149
                            =====    ======   ======    ====    =====   ====

NOTE: Volume changes have been determined by multiplying the prior years' average rate by the change in balances outstanding. The rate change is the difference between the total change and the volume.

                                                                       TABLE III

                           ALLEGHENY BANCSHARES, INC.
                          INTEREST SENSITIVITY ANALYSIS
                                 (IN THOUSANDS)
                                DECEMBER 31, 2006

                                 0 to 3     4 to 12    1 to 5     Over 5
                                 Months     Months      Years     Years      Total
                                --------   --------   --------   -------   --------
USES OF FUNDS:
Loans:                          $ 30,489   $ 24,152   $ 38,730   $41,995   $135,366
Interest bearing bank deposit         30        100        130
Investment securities              1,230      1,186     16,266    15,825     34,507
Federal funds sold                 3,601                                      3,601
                                --------   --------   --------   -------   --------
   Total Earning Assets           35,350     25,438     54,996    57,820    173,604
                                --------   --------   --------   -------   --------
SOURCES OF FUNDS:
Interest bearing
   demand deposits                16,918                                     16,918
Savings deposits                  32,765                                     32,765
Time deposits
   $100,000 and over               6,689     12,797      5,993               25,479
Other time deposits               17,129     27,481     12,571       663     57,844
Other borrowings                   2,042        703      3,013     2,603      8,361
                                --------   --------   --------   -------   --------
   Total Interest Bearing
      Liabilities                 75,543     40,981     21,577     3,266    141,367
                                --------   --------   --------   -------   --------
Discrete Gap                     (40,193)   (15,543)    33,419    54,554     32,237
Cumulative Gap                   (40,193)   (55,736)   (22,317)   32,237
Ratio of Cumulative Gap
   to Total Earning Assets        -23.15%    -32.11%    -12.86%    18.57%     18.57%
                                ========   ========   ========   =======   ========
Rate Risk:
Loans with predetermined
   rates                        $  7,489   $ 10,343   $ 21,361   $41,507   $ 80,700
Loans with variable/
   adjusted rates                 22,844     14,301     17,370       151     54,666

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

                                                                        TABLE IV

                           ALLEGHENY BANCSHARES, INC.
                          LOAN LOSS ALLOWANCE ACTIVITY
                                 (IN THOUSANDS)

                                2006     2005     2004
                               ------   ------   ------
Beginning balance              $1,172   $1,094   $1,051
Provision charged to expense      162      219      184
Loan losses:
    Commercial                      0       17        7
    Consumer                      166      138      149
    Real estate                     3        2       20
                               ------   ------   ------
    Total Loan Losses             169      157      176
                               ------   ------   ------
Recoveries:
    Commercial                      3        1        2
    Consumer                       90       15       33
    Real estate                     0        0        0
                               ------   ------   ------
    Total Loan Recoveries          93       16       35
                               ------   ------   ------
    Net Loan Losses                76      141      141
                               ------   ------   ------
    Ending balance             $1,258   $1,172   $1,094
                               ======   ======   ======
Net loan losses as a percent
    of average loans              .06%     .11%     .12%
Allowance as a percent of
    year end loans                .93%     .93%     .92%

ANALYSIS OF ENDING BALANCE

                      December 31, 2006                  December 31, 2005
              --------------------------------   --------------------------------
                       Percent of   Percent of            Percent of   Percent of
              Amount    Allowance      Loans     Amount    Allowance      Loans
              ------   ----------   ----------   ------   ----------   ----------
Commercial    $  641      50.95%      46.90%     $  401      34.22%       45.25%
Consumer         143      11.37%       8.27%        114       9.73%        8.63%
Real estate      472      37.52%      44.83%        610      52.05%       45.88%
Credit card        0        .00%                      7        .59%         .24%
Unallocated        2        .16%                     40       3.41%
              ------     ------      ------      ------     ------       ------
Total         $1,258     100.00%     100.00%     $1,172     100.00%      100.00%
              ======     ======      ======      ======     ======       ======

                                                                         TABLE V

                           ALLEGHENY BANCSHARES, INC.
                     TIME DEPOSIT MATURITIES - OVER $100,000
                                 (IN THOUSANDS)

                                    2006      2005
                                  -------   -------
Maturity
   Three months or less           $ 6,689   $ 2,361
   Over three to twelve months     12,797     7,785
   Over one year to three years     4,847     7,683
   Over three years                 1,146     1,507
                                  -------   -------
    Total                         $25,479   $19,336
                                  =======   =======

                                                                        TABLE VI

                           ALLEGHENY BANCSHARES, INC.
                           QUARTERLY FINANCIAL RESULTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                             Fourth    Third     Second    First
2006                        Quarter   Quarter   Quarter   Quarter
----                        -------   -------   -------   -------
Interest income             $ 3,146   $ 3,021   $ 2,872   $ 2,758
Interest expense             (1,250)   (1,141)   (1,002)     (889)
                            -------   -------   -------   -------
Net interest income           1,896     1,880     1,870     1,869
Provision for loan loss         (15)      (34)      (59)      (54)
                            -------   -------   -------   -------
Net interest income after
   provision                  1,881     1,846     1,811     1,815
Noninterest income              297       290       300       221
Noninterest expense          (1,349)   (1,299)   (1,244)   (1,214)
                            -------   -------   -------   -------
Income before income tax
   provision                    829       837       867       822
Income tax provision           (223)     (259)     (258)     (247)
                            -------   -------   -------   -------
Net income                  $   606   $   578   $   609   $   575
                            =======   =======   =======   =======
Per common share:
Net income (basic)          $   .68   $   .65   $   .68   $   .64
Cash dividends                 1.30

                             Fourth    Third     Second    First
2005                        Quarter   Quarter   Quarter   Quarter
----                        -------   -------   -------   -------
Interest income             $ 2,714   $ 2,631   $ 2,500   $ 2,381
Interest expense               (841)     (757)     (665)     (584)
                            -------   -------   -------   -------
Net interest income           1,873     1,874     1,835     1,797
Provision for loan loss         (56)      (54)      (55)      (54)
                            -------   -------   -------   -------
Net interest income after
   provision                  1,817     1,820     1,780     1,743
Noninterest income              230       229       226       174
Noninterest expense          (1,182)   (1,167)   (1,110)   (1,070)
                            -------   -------   -------   -------
Income before income tax
   provision                    865       882       896       847
Income tax provision           (247)     (256)     (272)     (269)
                            -------   -------   -------   -------
Net income                  $   618   $   626   $   624   $   578
                            =======   =======   =======   =======
Per common share:
Net income (basic)          $   .69   $   .70   $   .70   $   .64
Cash dividends                 1.20

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     This information is incorporated herein by reference from Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      24
Report of Independent Registered Public Accounting Firm                      25
Consolidated Balance Sheets for the years ended
   December 31, 2006 and 2005                                                26
Consolidated Statements of Income for the years ended
   December 31, 2006, 2005 and 2004                                          27
Consolidated Statements of Changes in Stockholders' Equity for the
   years ended December 31, 2006, 2005 and 2004                              28
Consolidated Statements of Cash Flows for the years ended
   December 31, 2006, 2005 and 2004                                          29
Notes to Consolidated Financial Statements                                   31

                                                             104 Cranberry Raod
(ELLIOTTDAVIS LOGO)                                          Post Office Box 760
ACCOUNTANTS AND BUSINESS ADVISORS                            Galax. VA 24333

                                                             Phone 276.238.1800
                                                             Fax 276.238.1801

Board of Directors
Allegheny Bancshares, Inc.
Franklin, West Virginia

We have audited the accompanying consolidated balance sheet of Allegheny Bancshares, Inc. and subsidiary as of December 31, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Elliott Davis, LLC

Galax, Virginia
March 20, 2007

(SBH & CO LOGO)

S.B. HOOVER & COMPANY, L.L.P.
Certified Public Accountants

       124 Newman Avenue - Harrisonburg, Virginia 22801 - (540) 434-6736 -
                               FAX (540) 434-3097

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Allegheny Bancshares, Inc.
Franklin, West Virginia

We have audited the accompanying consolidated balance sheet of Allegheny Bancshares, Inc. and subsidiary as of December 31, 2005, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allegheny Bancshares, Inc. and subsidiary as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with U.S. generally accepted accounting principles.

                                        S. B. Hoover & Company, L.L.P.

February 13, 2006
Harrisonburg, VA

ALLEGHENY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

                                                               2006           2005
                                                           ------------   ------------
                         ASSETS
Cash and due from banks (Note 2)                           $  2,174,186   $  2,882,297
Federal funds sold                                            3,601,000      1,541,000
Interest bearing deposits in banks                              129,926        504,617
Investment securities available for sale (Note 3)            34,007,809     32,943,668
Investment securities held to maturity (Note 3)                 500,000        500,000
Restricted equity securities                                    967,277        515,100
Loans receivable, net of allowance for loan losses
   of $1,258,122 in 2006 and $1,172,063 in 2005 (Note 4)    134,108,322    124,432,926
Bank premises and equipment, net (Note 5)                     6,748,846      6,048,824
Interest receivable                                           1,307,971      1,053,296
Other assets                                                    471,246        897,840
                                                           ------------   ------------
   Total Assets                                            $184,016,583   $171,319,568
                                                           ============   ============
                       LIABILITIES
Deposits
   Noninterest bearing                                     $ 16,335,928   $ 16,274,352
   Interest bearing
      Demand                                                 16,917,934     20,276,233
      Savings                                                32,765,040     28,522,231
      Time deposit over $100,000                             25,479,182     19,336,088
      Time deposits (Note 6)                                 57,843,685     52,564,942
                                                           ------------   ------------
   Total Deposits                                           149,341,769    136,973,846
Treasury tax and loan deposit note                              277,571        255,568
Securities sold under agreements to repurchase (Note 7)       2,491,352      3,543,567
Accrued expenses and other liabilities                          754,066        574,065
Long-term debt (Note 9)                                       5,592,095      5,108,716
                                                           ------------   ------------
   Total Liabilities                                        158,456,853    146,455,762
                                                           ------------   ------------
Commitments and contingencies                                        --             --

                  STOCKHOLDERS' EQUITY
Common stock - $1 par value, 2,000,000 shares
   Authorized, 900,000 issued                                   900,000        900,000
Additional paid in capital                                      900,000        900,000
Retained earnings (Note 10)                                  24,595,943     23,388,879
Accumulated other comprehensive income (loss)                   (60,150)      (116,768)
Treasury stock (at cost, 14,789 and 4,743 shares in
   2006 and 2005, respectively)                                (776,063)      (208,305)
                                                           ------------   ------------
   Total Stockholders' Equity                                25,559,730     24,863,806
                                                           ------------   ------------
   Total Liabilities and Stockholders' Equity              $184,016,583   $171,319,568
                                                           ============   ============

         The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                      2006          2005         2004
                                                  -----------   -----------   ----------
INTEREST INCOME:
   Loans, including fees                          $10,250,264   $ 8,835,223   $7,957,077
   Federal funds sold                                  98,676        62,205       30,128
   Interest bearing deposits in banks                  13,860         8,647        4,085
   Investment securities - taxable                    743,995       608,085      613,201
   Investment securities - nontaxable                 689,898       712,113      718,691
                                                  -----------   -----------   ----------
   Total Interest Income                           11,796,693    10,226,273    9,323,182
                                                  -----------   -----------   ----------
INTEREST EXPENSE:
   Interest on deposits                             3,928,030     2,589,511    1,958,667
   Interest on borrowed money                         353,690       257,648      169,223
                                                  -----------   -----------   ----------
   Total Interest Expense                           4,281,720     2,847,159    2,127,890
                                                  -----------   -----------   ----------
NET INTEREST INCOME                                 7,514,973     7,379,114    7,195,292
PROVISION FOR LOAN LOSSES (NOTE 4)                    162,323       218,660      183,656
                                                  -----------   -----------   ----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                        7,352,650     7,160,454    7,011,636
                                                  -----------   -----------   ----------
NONINTEREST INCOME:
   Service charges, fees and commissions              763,183       621,925      267,712
   Gain (Loss) on sale of investment securities       (78,635)        8,036       52,135
   Other operating income                             345,282       228,875      192,630
                                                  -----------   -----------   ----------
   Total Noninterest Income                         1,029,830       858,836      512,477
                                                  -----------   -----------   ----------
NONINTEREST EXPENSES:
   Salaries and benefits                            2,596,942     2,313,640    2,123,528
   Occupancy expense                                  322,980       284,320      250,874
   Equipment expense                                  646,455       567,060      492,346
   Director's fees                                    184,310       175,990      181,350
   Other expenses                                   1,276,308     1,188,200    1,063,501
                                                  -----------   -----------   ----------
   Total Noninterest Expenses                       5,026,995     4,529,210    4,111,599
                                                  -----------   -----------   ----------
INCOME BEFORE INCOME TAXES                          3,355,485     3,490,080    3,412,514
INCOME TAX EXPENSE (NOTE 11)                          987,311     1,043,907    1,028,485
                                                  -----------   -----------   ----------
NET INCOME                                        $ 2,368,174   $ 2,446,173   $2,384,029
                                                  ===========   ===========   ==========
   Net income per share                           $      2.65   $      2.73   $     2.66
                                                  ===========   ===========   ==========
   Cash dividends paid per share                  $      1.30   $      1.20   $     1.10
                                                  ===========   ===========   ==========
   Average Weighted Shares Outstanding                893,693       896,186      897,767
                                                  ===========   ===========   ==========

         The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                                                      Accumulated
                                                          Additional                     Other
                                                Common      Paid In      Retained    Comprehensive    Treasury
                                    Total        Stock      Capital      Earnings     Income(Loss)     Stock
                                 -----------   --------   ----------   -----------   -------------   ---------
BALANCE, DECEMBER 31,
   2003                          $23,053,293   $900,000    $900,000    $20,619,466     $ 648,926     $ (15,099)
Comprehensive Income
   Net income                      2,384,029                             2,384,029
   Change in unrealized
      gain on available for
      sale securities, net of
      taxes of $(149,217)           (242,935)                                           (242,935)
   Reclassification adjustment
      net of taxes $(17,726)         (34,409)                                            (34,409)
                                 -----------
   Total Comprehensive
      Income                       2,106,685
Purchase of treasury
   stock                            (126,257)                                                         (126,257)
Dividends paid                      (986,481)                             (986,481)
                                 -----------   --------    --------    -----------     ---------     ---------
BALANCE, DECEMBER 31,
   2004                           24,047,240    900,000     900,000     22,017,014       371,582      (141,356)
Comprehensive Income
   Net income                      2,446,173                             2,446,173
   Change in unrealized
      gain on available for
      sale securities, net of
      taxes of $(216,672)           (483,046)                                           (483,046)
   Reclassification adjustment
      net of taxes $(2,732)           (5,304)                                             (5,304)
                                 -----------
   Total Comprehensive
      Income                       1,957,823
Purchase of treasury
   stock                             (66,949)                                                          (66,949)
Dividends paid                    (1,074,308)                           (1,074,308)
                                 -----------   --------    --------    -----------     ---------     ---------
BALANCE, DECEMBER 31,
   2005                           24,863,806    900,000     900,000     23,388,879      (116,768)     (208,305)
Comprehensive Income
   Net income                      2,368,174                             2,368,174
   Change in unrealized
      gain on available for
      sale securities, net
      of taxes of $2,433               4,723                                               4,723
Reclassification adjustment
   net of taxes $26,740               51,895                                              51,895
                                 -----------
   Total Comprehensive
      Income                       2,424,792
Purchase of treasury
   stock                            (567,758)                                                         (567,758)
Dividends paid                    (1,161,110)                           (1,161,110)
                                 -----------   --------    --------    -----------     ---------     ---------
BALANCE, DECEMBER 31,
   2006                          $25,559,730   $900,000    $900,000    $24,595,943     $ (60,150)    $(776,063)
                                 ===========   ========    ========    ===========     =========     =========

         The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                            2006           2005           2004
                                                        ------------   ------------   -----------
OPERATING ACTIVITIES
   Net income                                           $  2,368,174   $  2,446,173   $ 2,384,029
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                           162,323        218,660       183,656
         Provision for other real estate owned losses
         Depreciation and amortization                       491,547        445,153       383,984
         Loss (Gain) on security transactions                 78,635         (8,036)      (52,135)
         Net amortization of securities                       23,986         50,168        86,069
         Gain on sale of equipment                            (7,195)                      (6,174)
         Gain on sale of other real estate                                                (14,726)
         Deferred Income tax benefit                         (36,291)         1,280        69,869
         Net change in:
            Interest receivable                             (254,675)      (125,061)       19,753
            Other assets                                     (80,431)       (68,899)     (180,130)
            Accrued expense and other liabilities            180,001        216,753        (6,273)
                                                        ------------   ------------   -----------
   Net Cash Provided by Operating Activities               2,926,074      3,176,191     2,867,922
                                                        ------------   ------------   -----------
INVESTING ACTIVITIES
   Net change in federal funds sold                       (2,060,000)       476,963    (1,334,068)
   Net change in interest bearing deposits in banks          374,691       (279,308)       14,695
   Proceeds from sales, calls and maturities of
      available for sale securities                        9,165,255      5,905,816    12,286,607
   Purchase of available for sale securities              (9,734,864)    (7,031,481)   (8,956,220)
   Proceeds from call of held to maturity security                                        500,000
   Purchase of held to maturity securities                                               (500,000)
   Net increase in restricted investments                   (452,177)       (35,100)      (54,600)
   Proceeds from sale of equipment                            23,020                        6,174
   Proceeds from sale of other real estate                                                112,226
   Purchase of bank premises and equipment                (1,204,615)    (1,728,178)     (931,148)
   Net change in loans                                    (9,837,719)    (7,423,333)   (6,896,161)
                                                        ------------   ------------   -----------
   Net Cash Used in Investing Activities                 (13,726,409)   (10,114,621)   (5,752,495)
                                                        ------------   ------------   -----------
FINANCING ACTIVITIES
   Net change in:
      Demand and savings deposits                            946,086      2,247,363     2,641,178
      Time deposits                                       11,421,838      3,149,642       382,776
      Short-term borrowings                               (1,030,211)     1,254,845     1,037,504
   Proceeds from long-term debt                            1,000,000      2,000,000
   Curtailments of long-term debt                           (516,621)      (385,021)     (344,441)
   Purchase of treasury stock                               (567,758)       (66,949)     (126,257)
   Cash dividends paid                                    (1,161,110)    (1,074,308)     (986,481)
                                                        ------------   ------------   -----------
   Net Cash Provided by Financing Activities              10,092,224      7,125,572     2,604,279
                                                        ------------   ------------   -----------
NET INCREASE (DECREASE) IN CASH AND
   DUE FROM BANKS                                           (708,111)       187,142      (280,294)
Cash and due from banks, January 1                         2,882,297      2,695,155     2,975,449
                                                        ------------   ------------   -----------
Cash and due from banks, December 31                    $  2,174,186   $  2,882,297   $ 2,695,155
                                                        ============   ============   ===========

         The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                     2006         2005         2004
                                                  ----------   ----------   ----------
Supplemental Disclosure of Cash Paid During the
   Year for:
      Interest                                    $4,157,851   $2,754,310   $2,122,304
      Income taxes                                 1,030,000    1,023,500    1,040,833

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

The Bank's primary trade area includes the West Virginia localities of Pendleton, Grant, Hardy and Pocahontas counties including the towns of Franklin, Marlinton, Moorefield, and Petersburg. In addition the Bank has opened an office in Rockingham County, Virginia just outside the City of Harrisonburg.

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

CASH AND DUE FROM BANKS - Cash and due from banks as used in the balance sheet and cash flow statements is defined as cash on hand and noninterest bearing funds at correspondent institutions.

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

LOANS - Loans are intended to be held until maturity and are shown on the balance sheet net of the allowance for loan losses. Interest is computed by effective interest method which generally result in level rates of return on principal. Interest income generally is not recognized on loans classified as nonaccrual loans. Payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received. Loans will remain in nonaccrual status unless the loans are brought current per the loan

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

contract and financial conditions have improved to a point that the likelihood of further loss is remote.

The Company grants commercial, real estate and consumer installment loans to its customers. Collateral requirements for loans are determined on a loan-by-loan basis depending upon the purpose of the loan and the financial condition of the borrower.

In the normal course of business, to meet the credit needs of its customers, the Company has made commitments to extend credit. These commitments represent a credit risk, which is not recognized in the Company's balance sheet. The Company uses the same credit policies in making commitments as it does for other loans. Commitments to extend credit are generally made for a period of one year or less and interest rates are determined when funds are disbursed. Collateral and other security for the loans are determined on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the contract or notional amounts do not necessarily represent future cash requirements. See Note 16 for lending commitments as of December 31, 2006 and 2005.

The accrual of interest on all loans is discontinued when the loan is determined uncollectible. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Loans are charged against the allowance when management believes the financial condition of the borrower is at a point that the payments on the loan can not be expected through any of the any of the available repayment options. Subsequent collections on these loans that have been charged against the allowance are added back to the allowance.

Management's quarterly evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Managements' valuation of the ALL is based upon two principals of accounting: 1) SFAS No. 5 Accounting for Contingencies and SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Bank utilizes both of theses accounting standards by first identifying problem loans above a certain threshold and estimating losses based on the underlying collateral values, and second taking the remainder of the loan portfolio and separating the portfolio into pools of loans based on grade of loans as determined by the Company's internal grading system. We apply loss percentages based upon our historical loss rates, and make adjustments based on economic conditions. The determination of the ALL is subjective and actual losses may be more or less than the amount of the allowance. However management believes that the allowance is a fair estimate of losses that exists in the loan portfolio as of the balance sheet date.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In September 2006, the SEC issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

NOTE 2 CASH AND DUE FROM BANKS:

The Bank is required by the Federal Reserve to maintain reserve balance based upon a percentage of deposits. The Bank meets this requirement through cash on hand and balances held with its correspondent bank.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 SECURITIES:

The amortized cost and fair values of securities are as follows:

                                               Gross Unrealized
                                   Amortized   ----------------     Fair
(In Thousands)                        Cost      Gains   Losses     Value
                                   ---------    -----   ------    -------
December 31, 2006
Securities Available-for-Sale
   United States Government
      Mortgage Backed Securities    $ 3,667      $  5    $ 96     $ 3,576
   Government-Sponsored
      Enterprise Securities          11,730         4      63      11,671
   Obligations of States and
      Political Subdivisions         18,599       153      91      18,661
   Other Equity Securities              100                           100
                                    -------      ----    ----     -------
                                    $34,096      $162    $250     $34,008
                                    =======      ====    ====     =======
Securities Held-to-Maturity
   Government-Sponsored
      Enterprises                   $   500      $___    $ 10     $   490
                                    =======      ====    ====     =======
December 31, 2005
Securities Available-for-Sale
   United States Government
      Mortgage Backed Securities    $ 5,022      $___    $222     $ 4,800
   Government-Sponsored
      Enterprise Securities          10,457         7      94      10,370
   Obligations of States and
      Political Subdivisions         18,149       239      99      18,289
                                    -------      ----    ----     -------
                                    $33,628      $246    $415     $33,459
                                    =======      ====    ====     =======
Securities Held-to-Maturity
   Government-Sponsored
      Enterprise Securities         $   500      $___    $ 12     $   488
                                    =======      ====    ====     =======

For the years ended December 31, 2006, 2005, and 2004, proceeds from sales, calls and maturities of securities available for sale amounted to $9,165,255, $5,905,816, and $12,286,607, respectively. Gross realized gains amounted to $0, $12,646, and $80,920, respectively. Gross realized losses amounted to $78,635, $4,610, and $28,785, respectively.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 SECURITIES (CONTINUED):

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous, unrealized loss position at December 31, 2006 and 2005. The unrealized losses on the Company's investments were caused by interest rate increases in the current interest rates of similar issues and no material impairment of value is due to deteriorating financial condition of the issuers. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those 39 investments to be other-than-temporary impaired at December 31, 2006.

December 31, 2006

                            LESS THAN 12 MONTHS   12 MONTHS OR GREATER
                            -------------------   --------------------    TOTAL
                             Fair    Unrealized     Fair    Unrealized     Fair
                             Value     Losses      Value      Losses      Value
                            ------   ----------   -------   ----------   -------
DESCRIPTION OF SECURITIES
U.S. Government Mortgage
Backed Securities           $    0       $ 0      $ 3,095      $ 96      $ 3,095
Government-Sponsored
Enterprises                  3,239        10        5,418        63        8,657
Obligations of States and
Political Subdivisions         507         0        5,225        91        5,732
                            ------       ---      -------      ----      -------
   Total                    $3,746       $10      $13,738      $250      $17,484
                            ======       ===      =======      ====      =======

December 31, 2005

                             LESS THAN 12 MONTHS   12 MONTHS OR GREATER
                            --------------------   --------------------    TOTAL
                              Fair    Unrealized     Fair    Unrealized     Fair
                             Value      Losses       Value     Losses      Value
                            -------   ----------    ------   ----------   -------
DESCRIPTION OF SECURITIES
U.S. Government Mortgage
   Backed Securities        $     0      $  0       $4,800      $222      $ 4,800
Government-Sponsored
   Enterprise Securities      8,866        91          485        15        9,351
Obligations of States and
   Political Subdivisions     4,484        59        1,707        40        6,191
                            -------      ----       ------      ----      -------
      Total                 $13,350      $150       $6,992      $277      $20,342
                            =======      ====       ======      ====      =======

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 SECURITIES (CONTINUED):

A maturity schedule of securities as of December 31, 2006, by contractual maturity is shown below. Actual maturities may differ because borrowers may have the right to call or prepay obligations.

(In Thousands)

                                                                    WEIGHTED
                                              AMORTIZED     FAIR     AVERAGE
DUE                                             COST       VALUE      YIELD
---                                           ---------   -------   --------
   Securities Available-for-Sale
      In one year or less                      $ 2,415    $ 2,417     5.44%
      After one year through five years         16,239     16,266     5.27%
      After five years through ten years        13,842     13,720     5.14%
      After ten years through fifteen years      1,600      1,605     5.28%
                                               -------     ------     ----
                                               $34,096    $34,008     5.24%
                                                ======     ======     ====
   Securities Held-to-Maturity
After five years through ten years             $   500    $   490     5.05%
                                               =======    =======     ====

The carrying value of securities pledged by the Company to secure deposits, repurchase agreements and for other purposes amounted to $15,727,683 and $15,573,000 at December 31, 2006 and 2005, respectively. The fair value of these pledged securities approximates the carrying value. Weighted average yields have been computed on a tax equivalent basis using an incremental tax rate of 34%.

NOTE 4 LOANS RECEIVABLE:

Loans receivable outstanding are summarized as follows:

                                                         December 31
                                                     -------------------
                                                       2006       2005
                                                     --------   --------
                                                        (In Thousands)
Loans secured by deeds of trust on real estate
   Construction and land development                 $ 14,231   $ 12,836
   Agribusiness                                        14,592     14,110
   1-4 family residential properties                   56,085     53,752
   Non-farm non-residential properties                 22,202     19,941
Loans to finance agricultural production and other
   loans to farmers                                     4,136      3,871
Commercial and industrial loans                         8,592      8,304
Personal installment loans                             11,255     10,776
All other loans                                         4,273      2,015
                                                     --------   --------
Subtotal                                              135,366    125,605
Less Allowance for loan losses                          1,258      1,172
                                                     --------   --------
Loans Receivable                                     $134,108   $124,433
                                                     ========   ========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 LOANS RECEIVABLE (CONTINUED):

Although the Company has a diversified loan portfolio, a substantial portion of the borrowers' ability to honor their contracts is dependent upon the agribusiness economic sector. Loans for agribusiness include loans directly related to poultry houses which amounted to $8,215,000 at December 31, 2006 and $8,696,000 at December 31, 2005. The majority of these loans are collateralized by a deed of trust on real estate. Farmers Home Administration (FHA) guarantees cover ninety percent of the loan balance on $2,329,000 of these loans at December 31, 2006 and $2,578,000 at December 31, 2005.

Demand deposit accounts that are overdrawn, have been reclassified as a loan since they represent an amount owed to the bank. The amount of overdrawn accounts included in the loan balance is $125,470 and $90,690 at December 31, 2006 and 2005, respectively.

A summary of transactions in the allowance for loan losses follows in thousands:

                                          2006     2005
                                         ------   ------
Balance at Beginning of Year             $1,172   $1,094
Provision charged to operating expense      162      219
Loan recoveries                              93       16
Loan charge-offs                           (169)    (157)
                                         ------   ------
Balance at End of Year                   $1,258   $1,172
                                         ======   ======

The following is a summary of information pertaining to impaired loans at December 31, in thousands:

                                                 2006     2005
                                                ------   ------
Impaired loans with a valuation allowance        1,210    1,896
                                                ------   ------
   Total Impaired Loans                         $1,210   $1,896
                                                ======   ======
Valuation allowance related to impaired loans   $  282   $  485
                                                ======   ======

Loans accounted for on a nonaccrual basis were $104,084 and $155,427 at December 31, 2006, 2005 (.08% and .12% of total loans), respectively. Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $205,679 and $648,175 at December 31, 2006 and 2005 (.15%, and .52% of
total loans), respectively. Past due status is determined based on the contractual terms of the loan agreement.

The average annual recorded investment in impaired loans and interest income recognized on impaired loans in thousands for the year ended December 31, 2006 is summarized below:

                                                2006     2005
                                               ------   ------
Average investment in impaired loans           $1,450   $1,946
                                               ======   ======
Interest income recognized on impaired loans   $   92   $  122
                                               ======   ======

Average investment in impaired loans and interest income related to impaired loans for 2004 was not available. No additional funds are committed to be advanced in connection with impaired loans.

Foreclosed and repossessed assets totaled $69,525 and $20,128 at December 31, 2006 and 2005 respectively.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are summarized as follows:

                                  December 31
                                ---------------
                                 2006     2005
                                ------   ------
                                 (In Thousands)
Bank premises                   $5,935   $5,303
Furniture and equipment          4,045    3,721
                                ------   ------
                                 9,980    9,024
Less accumulated depreciation    3,231    2,975
                                ------   ------
Bank Premises and Equipment     $6,749   $6,049
                                ======   ======

Depreciation Expense on these premises and equipment totaled $488,769, $442,375 and $381,206 for the years ended December 31, 2006, 2005, and 2004 respectively.

NOTE 6 TIME DEPOSITS:

At December 31, 2006, the scheduled maturities of time deposits in thousands are as follows :

2007                          $ 62,046
2008                            14,406
2009                             2,603
2010                             2,204
2011                             1,400
Thereafter                         664
                              --------
Total                         $ 83,323
                              ========
Deposits more than $100,000    (25,479)
                              --------
Other Time Deposits           $ 57,844
                              ========

NOTE 7 SECURITES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date, unless classified as a term repurchase agreement. The maturity of the term repurchase agreement would generally mature within six months to two years. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The weighted average interest rate on these agreements was 4.03% at December 31, 2006. The highest month end balance during 2006 was $3,339,304.

NOTE 8 LINES OF CREDIT:

The Company has lines of credit with the Federal Home Loan Bank (FHLB) and other financial institutions totaling $18,200,000. As of December 31, 2006, the Company had no outstanding debt on these lines. The FHLB Line of Credit is secured by FHLB Stock, as well as investment securities and mortgage loans. These borrowings will carry interest at prevailing rates when funds are borrowed.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 LONG-TERM DEBT:

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh
(FHLB). The interest rates on all of the notes payable as of December 31, 2006 were fixed at the time of the advance and fixed rates range from 3.15% to 5.40%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 4.33% at December 31, 2006. The company has total borrowing capacity from the FHLB of $79,122,000.

Repayments of long term debt are due monthly. Interest expense of $236,954, $167,365 and $136,771 was incurred on these debts in 2006, 2005 and 2004, respectively. The maturities of long term debt as of December 31, 2005 are as follows:

             (In Thousands)
             --------------
2007             $  566
2008                590
2009                614
2010                640
2011                579
Thereafter        2,603
                 ------
Total            $5,592
                 ======

NOTE 10 DIVIDEND LIMITATIONS:

The principal source of funds of Allegheny Bancshares, Inc. is dividends paid by its subsidiary bank. The Code of West Virginia imposes certain restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 2007, the Bank could pay dividends of up to $1,398,488 without permission of the authorities.

NOTE 11 INCOME TAXES:

The current and deferred components of income tax expense are as follows:

                                                  2006     2005     2004
                                                 ------   ------   ------
                                                      (In Thousands)
Current component of income tax expense          $1,015    1,046      956
Net increase(decrease) resulting from deferred
   income taxes                                     (28)      (2)      72
                                                 ------   ------   ------
Income Tax Expense                               $  987   $1,044   $1,028
                                                 ======   ======   ======

A reconciliation between the provision for income taxes and the amount computed by multiplying income by the statutory federal income tax rates is as follows:

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 INCOME TAXES (CONTINUED)::

                                            2006     2005     2004
                                           ------   ------   ------
                                                (In Thousands)
Income taxes computed at the applicable
   Federal income tax rate                 $1,141   $1,186    1,160
Increase (decrease) resulting from:
   Tax exempt municipal income               (301)    (283)    (286)
   Non-deductible interest expense             37       34       28
   State tax expense, net of federal tax      122      119      120
   Other                                      (12)     (12)       6
                                           ------   ------   ------
Income Tax Expense                         $  987   $1,044   $1,028
                                           ======   ======   ======

The net deferred tax asset arising from temporary differences in thousands as of December 31 is summarized as follows:

                                        2006   2005
                                        ----   ----
Deferred Tax Asset:
         Provision for loan losses      $336   $308
   Unrealized loss on securities
      available for sale                  27     52
   Interest on nonaccrual loans            4      2
                                        ----   ----
   Total Assets                          367    362
                                        ----   ----
Deferred Tax Liabilities:
   Unrealized gain on securities
      available for sale                   0      0
   Depreciation                          280    280
   Other                                  13     11
                                        ----   ----
   Total Liabilities                     293    291
                                        ----   ----
   Net Deferred Tax Asset (Liability)   $ 74   $ 71
                                        ====   ====

NOTE 12 EMPLOYEE BENEFITS:

The Company has a defined contribution plan with 401(k) provisions that is funded with discretionary contributions by the bank that covers substantially all full time employees at each bank. There is a 1 year waiting period prior to admission into the plan. Contributions to the plan are based on a percentage of each employee's salary plus matching contributions. Investment of employee balances is done through the direction of each employee. Plan contributions by the employer are fully invested in the year of contribution. The amount of contributions by the Company into employee's accounts in the plan were: $90,946, $78,782, and $77,116 for years ending December 31, 2006, 2005 and 2004 respectively.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

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

                         2006    2005    2004
                        -----   -----   -----
                            (In Thousands)
Beginning of Year       $ 663   $ 656   $ 706
Additional borrowings      72     308     173
Repayments               (194)   (301)   (223)
                        -----   -----   -----
End of Year             $ 541   $ 663   $ 656
                        =====   =====   =====

NOTE 14 REGULATORY MATTERS:

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 14 REGULATORY MATTERS (CONTINUED):

The Company's actual capital amounts and ratios are presented below.

                                                                   For Capital           To Be Well
                                                  Actual        Adequacy Purposes        Capitalized
                                             ---------------   ------------------   --------------------
(Dollars In Thousands)                        Amount   Ratio   Amount     Ratio      Amount      Ratio
                                             -------   -----   ------   ---------   -------   ----------
As of December 31, 2006:
  Total Capital (to Risk Weighted Assets)    $26,758   21.5%   $9,946   > or = 8%   $12,433   > or = 10%
  Tier I Capital (to Risk Weighted Assets)    25,500   20.5%    4,973   > or = 4%     7,460   > or =  6%
  Tier I Capital (to Average Assets)          25,500   13.6%    7,357   > or = 4%     9,196   > or =  5%

As of December 31, 2005:
  Total Capital (to Risk Weighted Assets)    $26,124   22.7%   $9,189   > or = 8%   $11,486   > or = 10%
  Tier I Capital (to Risk Weighted Assets)    24,952   21.7%    4,594   > or = 4%     6,892   > or =  6%
  Tier I Capital (to Average Assets)          24,952   14.5%    6,878   > or = 4%     8,598   > or =  5%

The amounts and ratios above are for the consolidated entity. The differences for the subsidiary Bank individually are not significant.

NOTE 15 CONCENTRATIONS

The Bank operates as a community bank in the areas that it serves. As such the loan portfolio consists of commercial, residential real estate and consumer loans located to individuals and businesses located primarily in the areas surrounding our four offices. In addition the collateral for our loans is secured primarily by real estate and personal property located in this same area. Although the Bank's portfolio is diversified, it is dependent among the local economic condition of the communities it serves in the eastern portion of West Virginia and neighboring areas of Virginia.

NOTE 16 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND SHORT-TERM DEPOSITS

For those short-term instruments, which includes interest bearing deposits and fed funds sold the carrying amount is a reasonable estimate of fair value.

INVESTMENT SECURITIES

For securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

RESTRICTED INVESTMENTS

The carrying value of restricted investments is a reasonable estimate of its fair value.

LOANS

The fair value of loans is estimated by discounting the future cash flows using the current offering rates for similar loans to borrowers with similar credit ratings and for the same remaining maturities.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 16 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

DEPOSITS

For demand, interest checking, regular savings, money market and any other account payable on demand with no penalty the fair value is the carrying value. The fair value of certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

SHORT TERM BORROWINGS AND INTEREST PAYABLE OR RECEIVABLE:

Due to the short-term nature of these accounts the carrying value is estimated to be the same as the carrying value.

LONG-TERM DEBT

The fair value of long term debt is estimated using the rates currently offered by the Federal Home Loan Bank for indebtedness with similar maturities.

OFF -BALANCE SHEET ITEMS

Letters of credits, lines of credits, and loan commitments are deemed to be at face value.

                                      December 31, 2006     December 31, 2005
                                     -------------------   -------------------
                                       Fair     Carrying     Fair     Carrying
                                       Value      Value      Value      Value
                                     --------   --------   --------   --------
                                        (In Thousands)        (In Thousands)
Cash and due from banks              $  2,174   $  2,174   $  2,882   $  2,882
Interest bearing deposits in banks        130        130        505        505
Federal funds sold                      3,601      3,601      1,541      1,541
Securities available for sale          34,008     34,008     32,944     32,944
Securities held to maturity               490        500        488        500
Restricted investments                    967        967        515        515
Loans                                 132,078    134,108    125,100    125,605
Interest receivable                     1,308      1,308      1,053      1,053
Demand deposits                        33,254     33,254     36,551     36,551
Savings deposits                       32,765     32,765     28,522     28,522
Time deposits                          83,063     83,323     71,629     71,904
Short-term borrowings                   2,770      2,769      3,811      3,799
Accrued interest payable                  292        292        292        292
Long-term debt                          5,025      5,592      4,879      5,109

The contract or notional amount of financial instruments with off-balance sheet risk is as follows:

                                                December 31
                                             -----------------
                                               2006      2005
                                             -------   -------
                                               (In Thousands)
Letters of Credit                            $   637   $   427
Lines of Credit (commercial and personal)     19,444    15,825
Loan commitments (commercial and personal)     4,633     2,101
Credit card unused credit limits                  --     1,449

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 17 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

                                 BALANCE SHEETS

                                                     December 31,   December 31,
                                                         2006           2005
                                                     ------------   ------------
ASSETS
   Cash                                               $     4,889    $     2,225
   Investment in subsidiary                            25,088,296     24,835,449
   Investment Securities                                  452,297
   Due from subsidiary                                                    20,575
   Other assets                                            18,889          5,557
                                                      -----------    -----------
   TOTAL ASSETS                                       $25,564,371    $24,863,806
                                                      ===========    ===========
LIABILITIES
   Due to subsidiary                                  $     4,641    $
                                                      -----------    -----------
   TOTAL LIABILITIES                                        4,641
                                                      -----------
STOCKHOLDERS' EQUITY
   Common stock, par value $1 per share
      2,000,000 shares authorized, 900,000
      shares issued in 2006
      and 2005, respectively                              900,000        900,000
   Additional paid in capital                             900,000        900,000
   Retained earnings                                   24,595,944     23,388,879
   Accumulated other comprehensive loss                   (60,151)      (116,768)
                                                      -----------    -----------
                                                       26,335,793     25,072,111
   Less treasury stock (at cost, 14,789 and
      4,743 shares in 2006 and 2005, respectively)       (776,063)      (208,305)
                                                      -----------    -----------
   TOTAL STOCKHOLDERS' EQUITY                          25,559,730     24,863,806
                                                      -----------    -----------
   TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                          $25,564,371    $24,863,806
                                                      ===========    ===========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 17 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                   2006         2005         2004
                                ----------   ----------   ----------
INCOME:
   Dividends from subsidiary    $2,196,109   $1,269,308   $1,016,481
   Income from securities            4,198
   Income tax benefit               16,110       15,168
                                ----------   ----------   ----------
   Total Income                  2,216,417    1,284,476    1,016,481
                                ----------   ----------   ----------
EXPENSES:
   Professional fees                18,083       16,112       26,346
   Annual shareholder meeting       15,748       15,288       16,679
   Amortization                      2,778        2,778        2,778
   Other expenses                    7,863        6,384        4,881
                                ----------   ----------   ----------
   Total Expenses                   44,472       40,562       50,684
                                ----------   ----------   ----------
INCOME BEFORE UNDISTRIBUTED
   INCOME OF SUBSIDIARY          2,171,945    1,243,914      965,797

UNDISTRIBUTED INCOME OF
   SUBSIDIARY                      196,229    1,202,259    1,418,232
                                ----------   ----------   ----------
NET INCOME                      $2,368,174   $2,446,173   $2,384,029
                                ==========   ==========   ==========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 17 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                                     2006          2005          2004
                                                 -----------   -----------   -----------
OPERATING ACTIVITIES
   Net income                                    $ 2,368,174   $ 2,446,173   $ 2,384,029
   Adjustments:
      Undistributed subsidiary income               (196,229)   (1,202,259)   (1,418,232)
      Increase (decrease) in other liabilities         4,641       (85,391)       65,818
      (Increase) decrease in other assets              7,242       (17,796)        2,778
                                                 -----------   -----------   -----------
   Net Cash Provided by Operating Activities       2,183,828     1,140,727     1,034,393
                                                 -----------   -----------   -----------
INVESTING ACTIVITIES
   Purchase of equity securities                    (452,297)
                                                 -----------
   Net Cash Used by Investing Activities            (452,297)
                                                 -----------
FINANCING ACTIVITIES
   Purchase of treasury stock                       (567,758)      (66,949)     (126,257)
   Cash dividends paid                            (1,161,109)   (1,074,308)     (986,481)
                                                 -----------   -----------   -----------
   Net Cash Used by Financing Activities          (1,728,867)   (1,141,257)   (1,112,738)
                                                 -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                    2,664          (530)      (78,345)
Cash and Cash Equivalents, January 1                   2,225         2,755        81,100
                                                 -----------   -----------   -----------
Cash and Cash Equivalents, December 31           $     4,889   $     2,225   $     2,755
                                                 ===========   ===========   ===========

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

ITEM 9B. OTHER INFORMATION - NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth information with respect to the directors and executive officers of the Company:

                                        Principal Position        Term       Occupation During
         Directors           Age         With the Company        Expires    the Past Five Years
         ---------           ---   ---------------------------   -------   ---------------------
Thomas J. Bowman              82   Director Since 1969             2009    Owner of Earnest
P. O. Box 905                                                              Bowman & Brother
Franklin, WV 26807-0905                                                    and Self-Employed
                                                                           Farmer

Roger D. Champ                61   Director Since 1994             2008    Self-Employed
P. O. Box 395                                                              Contractor
Moorefield, WV 26836-0395

John E. Glover                64   Director Since 1999             2009    Self-Employed Dentist
P. O. Box 668
Petersburg, WV 26847-0668

Carole H. Hartman             60   Director Since 1990             2008    Owner of Pendleton
P. O. Box 864                      Secretary of the                        County Insurance
Franklin, WV 26807-0864            Board                                   Agency, Self-
                                                                           Employed Farmer

*John D. Heavner              70   Director Since 1972                     Self-Employed Farmer
HC 60, Box 4
Upper Tract, WV 26866-9518

Richard W. Homan              84   Director Since 1952 and         2007    Banker
P. O. Box 550                      President of the Bank and
Franklin, WV 26807-0550            CEO prior to October 16,
                                   2000

**William McCoy, Jr.          85   Director Since 1954                     Owner of Pendleton
P. O. Box 886                      and Chairman of the                     Times Newspaper,
Franklin, WV 26807-0886            Board                                   Attorney

Jerry D. Moore                54   Director Since 1987             2007    Prosecuting
P. O. Box 8                                                                Attorney
Franklin, WV 26807-0008

Richard C. Phares             78   Director Since 1969             2009    Owner of R.C. Phares
P. O. Box 1092                                                             Store, Self-Employed
Onego, WV 26886-1092                                                       Farmer

William A. Loving, Jr.        51   Executive Vice-President        2008    Banker
P.O. Box 238                       and CEO of the Bank since
Franklin, WV 26807-0238            October 16, 2000; Director
                                   since January 29, 2002

Dolan Irvine                  59   Director Since                  2007    Assessor, Appraiser
HC 82 Box 151                      October 30, 2003                        Pocahontas County
Marlinton, WV 24954                                                        Self-Employed
                                                                           Farmer

L. Kirk Billingsley           46   Vice President of Finance               Branch Manager and
P.O. Box 523                       and Chief Financial Officer             Chief Financial
Monterey, VA 24465                 Since February 22, 2005                 Officer, Blue Grass
                                                                           Valley Bank

*    Appointed Director Emeritus on February 2, 2006.

**   Appointed Director Emeritus on April 10, 2006.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

     The company's compensation program was established to accomplish three main objectives:

          - To hire and motivate highly capable and well-qualified executives;

          - To focus executives' efforts on increasing long-term shareholder value; and

          - To reward executives at levels which are competitive with the marketplace for similar positions and consistent with the performance of each executive and of Allegheny.

     Executive compensation consists of a salary and a non-equity incentive compensation plan (formerly reported as the bonus plan).

     Salaries are based on the Committee's evaluation of individual job performance and an assessment of the salaries and incentive compensation mix paid by the Company's Peer group to executive officers holding equivalent positions. Salary surveys from the West Virginia Bankers Association, the Independent Community Bankers Association, and the American Bankers Association, and bank's in the same geographical area and with asset sizes ranging from $100 million to $499 million were used to compile the Company's Peer group information. Based on 2005 data, the Peer Group total salaries and incentive compensation for Chief Executive Officers ranged from an average low of $129,000 to an average high of $255,000 and the compensation for Chief Financial Officers ranged from an average low of $76,000 to an average high of $122,000. For 2006, the total salaries and incentive compensation of the Chief Executive Officer and Chief Financial Officer fell within the median range of total compensation paid by the Peer Group.

     The purpose of the Company's non-equity incentive compensation plan is to motivate and reward employees for their contributions to the company's performance. The Committee adopts the plan annually to set the performance levels based primarily on the annual financial plan. Each employee's non-equity compensation is calculated using a formula based on company financial performance factors and their annual performance evaluation and based on the position held by the employee and their annual salary.

     The non-equity incentive plan compensation for the Chief Executive Officer is calculated using a formula established by Allegheny and the bank, based on the weighted average of nine factors. The factors include earnings per share, return on equity, return on assets, loan growth, deposit growth, efficiency ratio, loan delinquency ratio, and the rate of net charge-offs of loans and the performance evaluation of the board of directors. Various weights rating from 5 percent to 30 percent are assigned to these factors in determining the incentive compensation. Of these various weights, a minimum, mid, and maximum range for each factor was set with the mid range equaling the annual financial budget. The incentive compensation template for the Chief Executive Officer for 2006 can be illustrated in the following chart.

                       WEIGHTING      MINIMUM       MID     MAXIMUM
                       ---------   ------------   -------   -------
Earnings Per Share         30%             2.55      2.70      2.75
Return on Equity (%)       20%             8.90%     9.27%     9.55%
Return on Assets (%)       10%             1.29%     1.34%     1.39%
Loan Growth                10%             9.40%    10.09%    10.70%
Deposit Growth             10%             5.50%     7.13%     8.50%
Efficiency Ratio            5%            58.71%    58.21%    57.71%
Deliquency Ratio            5%             3.50%     2.50%     2.00%
Net Charge Off Rate         5%             0.12%     0.10%     0.08%
Board Evaluation            5%     Satisfactory   Average    Above
                                                            Average
                          ---
                          100%

                                      MINIMUM       MID     MAXIMUM
                                   ------------   -------   -------
Earnings Per Share         30%               33%       66%      100%
Return on Equity (%)       20%               33%       66%      100%
Return on Assets (%)       10%               33%       66%      100%
Loan Growth                10%               33%       66%      100%
Deposit Growth             10%               33%       66%      100%
Efficiency Ratio            5%               33%       66%      100%
Deliquency Ratio            5%               33%       66%      100%
Net Charge Off Rate         5%               33%       66%      100%
Board Evaluation            5%               33%       66%      100%
                          ---               ---       ---       ---
TOTAL                     100%               33%       66%      100%
                          ===               ===       ===       ===

     The incentive compensation range for the Chief Executive Officer for fiscal year ended 2006 was zero to 20 percent of his base salary of $172,500. The compensation committee, after considering and applying the foregoing formula, determined Mr. Loving's non-equity incentive compensation to be $20,545 which is 11.91%. CEO Loving does not participate in discussions or determinations concerning his compensation.

     The factors used to calculate the Chief Financial Officer's non-equity incentive plan compensation includes earnings per share, return on assets, efficiency ratio, loan growth, deposit growth and the performance evaluation of the Chief Executive Officer. Various weights rating from 10 percent to 30 percent are assigned to these factors in determining the incentive compensation.

                       WEIGHTING      MINIMUM       MID     MAXIMUM
                       ---------   ------------   -------   -------
Earnings Per Share         30%             2.55       2.7      2.75
Return on Assets (%)       10%             1.29%     1.34%     1.39%
Efficiency Ratio           15%            58.71%    58.21%    57.71%
Loan Growth                10%             9.40%    10.09%    10.70%
Deposit Growth             10%             5.50%     7.13%     8.50%
Annual Evaluation          25%     Satisfactory   Average    Above
                                                            Average
                          ---
                          100%

                                      MINIMUM       MID     MAXIMUM
                                   ------------   -------   -------
Earnings Per Share         30%               33%       66%      100%
Return on Assets (%)       10%               33%       66%      100%
Efficiency Ratio           15%               33%       66%      100%
Loan Growth-Branch         10%               33%       66%      100%
Deposit Growth             10%               33%       66%      100%
Annual Evaluation          25%               33%       66%      100%
                          ---               ---       ---       ---
TOTAL                     100%               33%       66%      100%
                          ===               ===       ===       ===

     The incentive compensation range for the Chief Financial Officer for fiscal year ended 2006 was zero to 15 percent of his base salary of $78,300. The compensation committee, after considering and applying the foregoing formula, determined Mr. Billingsley's non-equity incentive compensation to be $7,006 which is 8.95%.

     The Company also maintains a 401(k) plan that generally covers all employees who have completed one year of service. Company contributions to the plan include a matching contribution and a nonelective safe harbor contribution. All contributions are fully vested. The payment of benefits to participants is made at death, disability, termination or retirement.

     The Company does not maintain any form of stock option, stock appreciation rights, or other long-term compensation plans.

SUMMARY OF COMPENSATION

     Allegheny's officers did not receive compensation as such during 2006. The table below reflects information concerning the annual compensation for services in all capacities to the bank for the Chief Executive Officer and the Chief Financial Officer. The total annual compensation for all other employees is less than $100,000 and therefore not reported.

                           SUMMARY COMPENSATION TABLE

                                                   NON-EQUITY
                                                 INCENTIVE PLAN
                                                  COMPENSATION      ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR    SALARY          (1)        COMPENSATION     TOTAL
---------------------------    ----   --------   --------------   ------------   --------
William A. Loving, Jr.,        2006   $172,500       $20,545       $36,926(2)    $229,971
Executive Vice President and
Chief Executive Officer
L. Kirk Billingsley, Chief     2006   $ 78,300       $ 7,006       $ 2,612(3)    $ 87,918
Financial Officer

(1)  Paid in 2007, formerly reported as bonus.

(2) Includes services as a member of the board of directors of $20,545, company contributions to 401k plan of $11,709, the cost of group-term life insurance coverage over $50,000 totaling $552, and the personal use of an automobile valued at $2,585.

(3) Includes company contributions to 401k plan of $2,349 and the cost of group-term life insurance coverage over $50,000 totaling $263.

EMPLOYMENT AND CHANGE IN CONTROL AGREEMENTS

     The bank entered into a three-year employment agreement with William A. Loving, Jr. effective September 30, 2003, in which Mr. Loving agreed to serve as the bank's chief executive officer. This agreement is automatically renewable for additional three-year terms, unless terminated earlier or unless one of the parties elects not to renew the agreement at least 90 days prior to the end of the term. Under the employment agreement, the bank may terminate Mr. Loving's employment prior to the expiration of the term of employment with or without cause; provided, however, in the event the bank terminates his employment without cause (as defined in the employment agreement), he will be entitled to severance equal to the sum of his base annual compensation for the greater of
(i) the remainder of the term of the employment agreement (had it not been terminated) or (ii) 12 months. Under the employment agreement, Mr. Loving is entitled to annual compensation of $125,000, which may be adjusted upward by the board of directors of the bank, plus any bonus resulting from any subsequently adopted bonus plan. The employment agreement also contains a provision regarding non-competition, which effectively restricts Mr. Loving's ability to work in a similar capacity within the Counties of Pendleton, Grant and Hardy, West Virginia, for a period of two years following termination of employment with the bank.

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

DIRECTOR COMPENSATION

     In 2006 each director received an annual retainer fee of $3,600 with the exception of the secretary of the board, who received $4,000, and Mr. Heavner, Director Emeritus, who received $1,800. Directors received $350 for each board meeting, $250 for each board committee meeting, and $40 for each appraisal committee meeting of the bank that they attended. Directors do not receive fees for meetings of Allegheny's board.

                           DIRECTOR COMPENSATION TABLE

NAME                 FEES EARNED OR PAID IN CASH    TOTAL
----                 ---------------------------   -------
Thomas J. Bowman               $19,390             $19,390
Roger D. Champ                 $21,660             $21,660
John E. Glover                 $21,520             $21,520
Carole E. Hartman              $25,640             $25,640
John D. Heavner                $ 2,400             $ 2,400
Richard W. Homan               $16,450             $16,450
William McCoy, Jr.             $ 3,950             $ 3,950
Jerry D. Moore                 $17,530             $17,530
Richard C. Phares              $17,000             $17,000
Dolan Irvine                   $16,690             $16,690

COMPENSATION POLICIES

     The full board of directors serves as the compensation committee to establish compensation policies. Other information required by this item is set forth under the caption "Compensation Committee" of our 2007 Proxy Statement and is incorporated herein by reference.

PERFORMANCE GRAPH

     The following graph compares the yearly percentage change in Allegheny's cumulative total shareholder return on common stock for the five-year period ending December 31, 2006, with the cumulative total return of the Hemscott Index (SIC Code Index 6712-Bank Holding Companies). Shareholders may obtain a copy of the index by calling Hemscott, at telephone number (804) 278-6702. There is no assurance that the bank's stock performance will continue in the future with the same or similar trends as depicted in the graph.

     The information used to determine Allegheny's cumulative total shareholder return on its common stock is based upon information furnished to Allegheny by one or more parties involved in purchases or sales of Allegheny's common stock. There is no public market for the common stock and share prices used to determine the cumulative shareholder return are based upon sporadic trading activity in privately negotiated transactions. We have not attempted to verify or determine the accuracy of the representations made to us.

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                         AMONG PENDLETON COMMUNITY BANK,
                        HEMSCOTT INDEX AND SIC CODE INDEX

                               (PERFORMANCE GRAPH)

                      ASSUMES $100 INVESTED ON JAN. 1, 2002
                           ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING DEC. 31, 2006

                            2001     2002     2003     2004     2005     2006
                           ------   ------   ------   ------   ------   ------
PENDLETON COMMUNITY BANK   100.00   119.85   129.93   175.93   292.13   352.63
     SIC CODE INDEX        100.00   121.09   162.31   186.30   185.61   196.51
     HEMSCOTT INDEX        100.00    79.43   105.75   118.62   127.02   147.03

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

            Name                  Amount and Nature of       Percent
        and Address           Beneficial Ownership (1)(2)   of Class
        -----------           ---------------------------   --------
T. J. Bowman                       1,783 Direct               1.51%
                                  11,555 Indirect
Roger Champ                        4,384 Direct                 *
                                     480 Indirect
John E. Glover                     5,919 Direct               1.55%
                                   7,787 Indirect
Carole H. Hartman                  2,605 Direct                 *
John D. Heavner                    2,400 Direct                 *
                                   1,200 Indirect
Richard Homan                        600 Direct               7.97%
P. O. Box 550                     69,900 Indirect (3)
Franklin, WV 26807-0550
William McCoy, Jr.                14,006 Direct               2.92%
                                  11,855 Indirect
Jerry Moore                       10,277 Direct               1.16%
                                      27 Indirect

Richard C. Phares                 18,071 Direct               2.04%
William A. Loving, Jr.               764 Direct                 *
                                     280 Indirect
Dolan Irvine                       1,282 Direct                 *
All Directors and Executive
Officers As a Group              165,175                     18.67%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has had and intends to continue to have banking and financial transactions in the ordinary course of business with directors and executive officers of the Company and their associates. Total loans outstanding from the Company at December 31, 2006 to the Company's officers and companies in which they had an ownership interest of 10% or more were $478,243 or approximately 1.87% of the Company's total equity capital. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

     The Company purchases property insurance coverage from Pendleton County Insurance Company of which Director Hartman is an owner. The terms of and premiums for this insurance are as favorable to the Company as they would have been with third parties not otherwise affiliated with the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services under the caption Auditors contained in the 2007 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

A.   EXHIBITS

     The following Exhibits are attached.

 No.                                   Description
----                                   -----------
10.1   Employment Agreement with William A. Loving, Jr. with modification

10.2 Executive Severance Agreement with William A. Loving, Jr. with modification

31.1   Certification of CEO pursuant to Rule 13a-14(a)

31.2   Certification of CFO pursuant to Rule 13a-14(a)

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10K filed March 31, 2006.

 No.                                   Description
----                                   -----------
 3.3   By-Laws of Allegheny Bancshares, Inc.

     The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10KSB filed March 26, 2004.

 No.                                   Description
----                                   -----------
 14    Code of Ethics
 21    List of Subsidiaries of the Registrant

     The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 30, 2003.

No.                             Description                             Exhibit Number
---                             -----------                             --------------
3.1   Articles of Incorporation - Allegheny Bancshares, Inc.                  E2

4.1   Specimen Common Stock Certificate of Allegheny Bancshares, Inc.         E5

B.   REPORTS ON 8K

          No reports filed in the fourth quarter of 2006

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

                                        ALLEGHENY BANCSHARES, INC.


                                        By: /s/ WILLIAM A. LOVING, JR.
                                            ------------------------------------
                                            William A. Loving, Jr.
                                            Executive Vice-President and
                                                Chief Executive Officer

                                        Date: March 9, 2007


                                        By: /s/ L. KIRK BILLINGSLEY
                                            ------------------------------------
                                            L. Kirk Billingsley
                                            Chief Financial Officer

                                        Date: March 9, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

              Signature                         Title                Date
              ---------                         -----                ----


/s/ Thomas J. Bowman                          Director          March 9, 2007
-------------------------------------
Thomas J. Bowman


/s/ Roger D. Champ                            Director          March 9, 2007
-------------------------------------
Roger D. Champ


/s/ John E. Glover                            Director          March 9, 2007
-------------------------------------
John E. Glover


/s/ Carole H. Hartman                         Director          March 9, 2007
-------------------------------------        Secretary
Carole H. Hartman



/s/ Richard W. Homan                          Director          March 9, 2007
-------------------------------------
Richard W. Homan


/s/ Jerry D. Moore.                     Chairman of the Board   March 9, 2007
-------------------------------------         Director
Jerry D. Moore.



/s/ Richard C. Phares                         Director          March 9, 2007
-------------------------------------
Richard C. Phares


/s/ William A. Loving, Jr.                    Director          March 9, 2007
-------------------------------------
William A. Loving, Jr.


/s/ Dolan Irvine                              Director          March 9, 2007
-------------------------------------
Dolan Irvine

                                    SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant causes this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALLEGHENY BANCSHARES, INC.


                                        By: /s/ William A. Loving Jr.
                                            ------------------------------------
                                            William A. Loving, Jr.
                                            Executive Vice-President and
                                               Chief Executive Officer

                                        Date: March 9, 2007


                                        By: /s/ L. Kirk Billingsley
                                            ------------------------------------
                                            L. Kirk Billingsley
                                            Chief Financial Officer

                                        Date: March 9, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

              Signature                         Title                Date
              ---------                         -----                ----


/s/ Thomas J. Bowman                           Director         March 9, 2007
-------------------------------------
Thomas J. Bowman


/s/ Roger D. Champ                             Director         March 9, 2007
-------------------------------------
Roger D. Champ


/s/ John E. Glover                             Director         March 9, 2007
-------------------------------------
John E. Glover


/s/ Carole H. Hartman                          Director         March 9, 2007
-------------------------------------          Secretary
Carole H. Hartman



/s/ Richard W. Homan                           Director         March 9, 2007
-------------------------------------
Richard W. Homan


/s/ Jerry D. Moore.                     Chairman of the Board   March 9, 2007
-------------------------------------          Director
Jerry D. Moore.



/s/ Richard C. Phares                          Director         March 9, 2007
-------------------------------------
Richard C. Phares


/s/ William A. Loving, Jr.                     Director         March 9, 2007
-------------------------------------
William A. Loving, Jr.


/s/ Dolan Irvine                               Director         March 9, 2007
-------------------------------------
Dolan Irvine