Form 10-Q
period 2007-03-31
ALLEGHENY BANCSHARES INC
filed 2007-05-14
CIK 1213662

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For Quarterly Period Ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          Commission File No. 000-50151
                                              ---------

                           ALLEGHENY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)




           West Virginia                                          22-3888163
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


                              300 North Main Street
                                  P. O. Box 487
                          Franklin, West Virginia 26807
                          -----------------------------
          (Address of principal executive offices, including zip code)


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
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer  [X]


Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes         No  X
                                         ---        ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                         Common Stock, par value - $1.00
                  881,961 shares outstanding as of May 11, 2007

                           ALLEGHENY BANCSHARES, INC.

                                TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                           PAGE

  Item 1.   Financial Statements                                              2

            Unaudited Consolidated Statements of Income -- Three Months
            ended March 31, 2007 and 2006                                     2

            Consolidated Balance Sheets -- March 31, 2007 (Unaudited)
            and December 31, 2006 (Audited)                                   3

            Unaudited Consolidated Statements of Changes in Stockholders'
            Equity - Three Months Ended March 31, 2007 and 2006               4

            Unaudited Consolidated Statements of Cash Flows -- Three
            Months Ended March 31, 2007 and 2006                              5

            Notes to Consolidated Financial Statements                        6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk       14

  Item 4.   Controls and Procedures                                          14

PART II.    OTHER INFORMATION

  Item 1.   Legal Proceedings                                                14

  Item 1.A. Risk Factors                                                     14

  Item 2.   Changes in Securities                                            14

  Item 3.   Defaults upon Senior Securities                                  15

  Item 4.   Submission of Matters to a Vote of Security Holders              15

  Item 5.   Other Information                                                15

  Item 6.   Exhibits and Reports on Form 8K                                  15


            SIGNATURES                                                       16

            CERTIFICATIONS                                                   17

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           ALLEGHENY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (In thousands, except for share and per share information)
           ----------------------------------------------------------
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                         MARCH 31,           MARCH 31,
                                                           2007                2006
                                                         --------            --------
INTEREST AND DIVIDEND INCOME:
    Loans and fees                                       $  2,694            $  2,389
    Investment securities -- taxable                          200                 180
    Investment securities -- nontaxable                       179                 172
    Deposits and federal funds sold                            41                  17
                                                         --------            --------

    Total Interest and Dividend Income                      3,114               2,758
                                                         --------            --------

INTEREST EXPENSE:
    Deposits                                                1,197                 805
    Borrowings                                                 86                  84
                                                         --------            --------

    Total Interest Expense                                  1,283                 889
                                                         --------            --------

NET INTEREST INCOME                                         1,831               1,869

PROVISION FOR LOAN LOSSES                                      44                  54
                                                         --------            --------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                         1,787               1,815
                                                         --------            --------

NONINTEREST INCOME:
    Service charges on deposit accounts                       168                 158
    Other income                                              116                  63
                                                         --------            --------

    Total Noninterest Income                                  284                 221
                                                         --------            --------

NONINTEREST EXPENSE:
    Salaries and benefits                                     713                 650
    Occupancy expenses                                         86                  74
    Equipment expenses                                        158                 145
    Other expenses                                            333                 345
                                                         --------            --------

    Total Noninterest Expenses                              1,290               1,214
                                                         --------            --------

Income before Income Taxes                                    781                 822

INCOME TAX EXPENSE                                            209                 247
                                                         --------            --------

    NET INCOME                                           $    572            $    575
                                                         ========            ========

EARNINGS PER SHARE
    Net income                                           $    .65            $    .64
                                                         ========            ========

    Weighted Average Shares Outstanding                   883,974             894,935
                                                         ========            ========

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                 --------------

                                                         MARCH 31, 2007     DECEMBER 31, 2006
                                                         --------------     -----------------
                                                            Unaudited            Audited
ASSETS

Cash and due from banks                                     $   1,884           $   2,174
Federal funds sold                                              6,676               3,601
Interest bearing deposits in banks                                110                 130
Investment securities available for sale                       32,285              34,008
Investment securities held to maturity                            500                 500
Restricted equity securities                                      961                 967
Loans receivable, net of allowance for loan
     losses of $1,193 and $1,258 respectively                 133,974             134,109
Bank premises and equipment, net                                6,658               6,749
Other assets                                                    2,023               1,779
                                                            ---------           ---------

     Total Assets                                           $ 185,071           $ 184,017
                                                            =========           =========

LIABILITIES

Deposits
     Noninterest bearing demand                             $  17,351           $  16,336
     Interest bearing
        Demand                                                 16,284              16,918
        Savings                                                33,428              32,765
        Time deposits over $100,000                            24,365              25,479
        Other time deposits                                    58,990              57,844
                                                            ---------           ---------

     Total Deposits                                           150,418             149,342

Accrued expenses and other liabilities                            736                 754
Short-term borrowings                                           2,446               2,769
Long-term debt                                                  5,453               5,592
                                                            ---------           ---------

     Total Liabilities                                        159,053             158,457
                                                            ---------           ---------

STOCKHOLDERS' EQUITY

Common stock; $1 par value, 2,000,000 shares
     Authorized, 900,000 issued                                   900                 900
Additional paid in capital                                        900                 900
Retained earnings                                              25,168              24,596
Accumulated other comprehensive (loss)                             (8)                (60)
Treasury stock (at cost, 17,689 shares in 2007 and
        14,789 shares in 2006)                                   (942)               (776)
                                                            ---------           ---------

     Total Stockholders' Equity                                26,018              25,560
                                                            ---------           ---------

     Total Liabilities and Stockholders' Equity             $ 185,071           $ 184,017
                                                            =========           =========

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)
                                 --------------
                                   (Unaudited)

                                                                                          Accumulated
                                                                 Additional                  Other
                                                    Common        Paid In     Retained  Comprehensive    Treasury
                                       Total         Stock        Capital     Earnings      (Loss)        Stock

BALANCE, DECEMBER 31, 2006           $ 25,560      $    900      $    900     $ 24,596     $    (60)     $   (776)

Comprehensive Income
   Net income                             572                                      572
   Change in unrealized
      gain on available for sale
      securities, net of
      income tax effect of $23             52                                                    52
                                     --------                                              --------
   Total Comprehensive Income             624
   Purchase of Treasury Stock            (166)                                                               (166)
                                     --------      --------      --------     --------     --------      --------


BALANCE, MARCH 31, 2007              $ 26,018      $    900      $    900     $ 25,168     $     (8)     $   (942)
                                     ========      ========      ========     ========     ========      ========


BALANCE, DECEMBER 31, 2005           $ 24,864      $    900      $    900     $ 23,389     $   (117)     $   (208)

Comprehensive Income
   Net income                             575                                      575
   Change in unrealized
      loss on available for sale
      securities, net of
      income tax effect of $(43)          (95)                                                  (95)
                                     --------                                              --------
   Total Comprehensive Income             480
   Purchase of Treasury Stock             (26)                                                                (26)
                                     --------      --------      --------     --------     --------      --------



BALANCE, MARCH 31, 2006              $ 25,318      $    900      $    900     $ 23,964     $   (212)     $   (234)
                                     ========      ========      ========     ========     ========      ========



        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                       2007             2006
                                                                     -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $   572           $   575
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for loan losses                                         44                54
        Depreciation and amortization                                    124               114
        Net amortization of securities                                     4                 8
        Deferred income tax benefit                                       25

        Net change in:
          Accrued income                                                (110)              (58)
          Other assets                                                  (183)             (108)
          Accrued expense and other liabilities                          (18)              111
                                                                     -------           -------
    Net Cash Provided by Operating Activities                            458               696
                                                                     -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net change in federal funds sold                                  (3,075)            1,484
    Net change in interest bearing deposits in banks                      20                90
    Proceeds from sales, calls and maturities
      of available for sale securities                                 2,293               263
    Net decrease in restricted investments                                 7
    Purchase of securities available for sale                           (500)             (119)
    Net (increase) decrease in loans                                      90            (2,678)
    Purchase of bank premises and equipment                              (32)             (267)
                                                                     -------           -------
    Net Cash Used in Investing Activities                             (1,197)           (1,227)
                                                                     -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in:
      Demand and savings deposits                                      1,044            (2,572)
      Time deposits                                                       31             1,903
      Short-term borrowings                                              (30)
    Proceeds from long-term borrowings                                  --               1,000
    Curtailments of long-term borrowings                                (431)           (1,136)
    Purchase of treasury stock                                          (165)              (26)
                                                                     -------           -------
    Net Cash Provided by (Used in) Financing Activities                  449              (831)
                                                                     -------           -------

CASH AND DUE FROM BANKS
    Net decrease in cash and due from banks                             (290)           (1,362)
    Cash and due from banks, beginning of period                       2,174             2,882
                                                                     -------           -------

    Cash and due from banks, end of period                           $ 1,884           $ 1,520
                                                                     =======           =======


Supplemental Disclosure of Cash Paid During the Period for:
    Interest                                                         $ 1,306           $   877
    Income taxes                                                     $   262           $     0

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1  ACCOUNTING PRINCIPLES:

         The financial statements conform to accounting principles generally accepted in the United States of America ("GAAP") and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007, and the results of operations for the periods ended March 31, 2007 and 2006. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2006 annual report to stockholders of Allegheny Bancshares, Inc.

NOTE 2  INVESTMENT SECURITIES AND RESTRICTED SECURITIES:

         The amortized costs of investment securities and their approximate fair values at March 31, 2007 and December 31, 2006 follows (in thousands of dollars):


                                             MARCH 31, 2007                 DECEMBER 31, 2006
                                             --------------                 -----------------

                                        AMORTIZED         FAIR           AMORTIZED          FAIR
                                          COST            VALUE            COST             VALUE
SECURITIES AVAILABLE FOR SALE:

  U.S. Government Mortgaged
    Backed Securities                   $ 3,497          $ 3,414          $ 3,667          $ 3,576
  Government-Sponsored
    Enterprise Securities                10,482           10,453           11,730           11,671
  Obligations of States and
    Political Subdivisions               18,219           18,318           18,599           18,661
  Other Equity Securities                   100              100              100              100
                                        -------          -------          -------          -------

    Total                               $32,298          $32,285          $34,096          $34,008
                                        =======          =======          =======          =======

SECURITIES HELD TO MATURITY:

  U.S. Treasury and Agency
     Obligations                        $   500          $   494          $   500          $   490
                                        =======          =======          =======          =======

         Restricted investments consist of stock in the Federal Home Loan Bank
(FHLB) and Community Financial Services, Inc. (CFSI). Investment in the FHLB stock is determined by the level of the Bank's participation with FHLB various products and is collateral against outstanding borrowings from that institution. CFSI is the parent company of the Bank's correspondent bank. Both of these investments are carried at cost, and each is restricted as to transferability.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3   LOANS RECEIVABLE:

         Loans outstanding are summarized as follows (in thousands of dollars):

                                             MARCH  31,          DECEMBER 31,
                                                2007                 2006

Real estate loans                            $ 60,545              $ 60,768
Commercial and industrial loans                59,293                59,181
Loans to individuals, primarily
   collateralized by autos                     11,190                11,381
All other loans                                 4,139                 4,037
                                             --------              --------

   Total Loans                                135,167               135,367

Less allowance for loan losses                  1,193                 1,258
                                             --------              --------

   Net Loans Receivable                      $133,974              $134,109
                                             ========              ========


NOTE 4   ALLOWANCE FOR LOAN LOSSES:

         A summary of transactions in the allowance for loan losses for the three months ended March 31, 2007 and 2006 follows (in thousands):

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                       2007                  2006
                                                       ----                  ----
Balance, beginning of period                         $ 1,258               $ 1,172
Provision charged to operating expenses                   44                    54
Recoveries of loans charged off                           31                    18
Loans charged off                                       (140)                   (8)
                                                     -------               -------

Balance, end of period                               $ 1,193               $ 1,236
                                                     =======               =======

NOTE 5   LONG TERM DEBT:

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh
(FHLB). The interest rates on all of the notes payable as of March 31, 2007 were fixed at the time of the advance and fixed rates range from 3.15% to 5.40%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 4.34% at March 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allegheny Bancshares, Inc. (Company) is a single bank holding company organized under the laws of West Virginia. The Company provides financial services through its wholly owned subsidiary Pendleton Community Bank (Bank).

         The Bank is a full service commercial bank offering financial services through four financial centers located in the West Virginia towns of Franklin, Moorefield and Marlinton, and its newest branch near Harrisonburg, Virginia. Currently its primary trade areas are these towns and the West Virginia counties of Pendleton, Hardy, Pocahontas, and in western Rockingham County, Virginia. The newest financial center is located in Rockingham County, Virginia just west of the city limits of Harrisonburg, Virginia and was opened for business July 19, 2006.

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

           The following discussion of allowance for loans loss is, in management's opinion, the most important and critical policy that affects the financial condition and results of operations. This critical policy involves the most difficult and complex judgments about the unknown losses that currently exist in the Company's largest asset, its loan portfolio.

ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

         The provision for loan losses was $44,000 and $54,000 for the three month periods ended March 31, 2007 and 2006 respectively. The allowance for loan losses ("ALL") was $1,193,000 (.88% of loans) at the end of the first three months of 2007 compared with $1,258,000 (.93% of loans) at December 31, 2006. The ALL decrease was caused primarily by the level of loans charged off during the first three months of 2007. The Company continues to monitor the loan portfolio for signs of weakness or developing credit problems. Loan loss provision for each period is determined after evaluating the loan portfolio and determining the level of reserves necessary to absorb current charge-offs and maintain the reserve at adequate levels. See Note 4 for the amounts.

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

RESULTS OF OPERATIONS OVERVIEW

         Net income of $572,000 for the first three months of 2007 represents a decrease of.52% compared to the same period a year ago. Annualized returns on average equity and average assets for the three months ended March 31, 2007 were 8.89% and 1.26%, respectively, compared with 9.29% and 1.36% for the same period in 2006. The reduced income for the first quarter 2007 compared to first quarter 2006 was a result of additional expenses due to our new branch location in Harrisonburg, Virginia. The Harrisonburg office was opened in July of 2006, and for the first three months of 2007, the after tax loss from the operations for this branch totaled $59,000.

         Also as expected we are seeing our interest margin lower due to the flat interest rate yield curve we have been experiencing. This situation has caused our deposit rates to rise faster than our loan rates and has caused our main source of income, our net interest margin, to decline as a percentage of earning assets (See Table I). After good loan growth in the first half of 2006, loan demand has been flat, and loans actually decreased the first three months of 2007.

         In addition to these reasons, our noninterest expense has grown as a result of additional employees, and annual pay increases for existing employees.

NET INTEREST INCOME

         The Company's taxable equivalent net interest income decreased by 0.20% for the first three months of 2007 compared to the first three months of 2006. This decrease resulted from the increase cost of deposits as well as the growth of interest bearing liabilities. Average balance of interest bearing liabilities grew by 7.49% while average balance of total earning assets grew by 5.92%. The Company's tax equivalent net yield on earnings assets for first three months of 2007 was 4.53% compared to 4.82% for same period in 2006 as the cost of funds increased 93 basis points while the yield on earning assets increased 49 basis points. Seventeen consecutive increases by the Federal

Reserve Board of the target rate of fed funds from June 2004 to June 2006 have caused the average rates earned on earning assets and the average rates paid on interest bearing liabilities to continue to increase. Unfortunately for our interest margin, this rate increase has caused our shorter term deposit rates to rise more that the rates earned on our longer term loans and investments.

         The lack of loan growth during the first quarter of 2007 has also decreased net interest income as we have experienced a 13.74% reduction in loan fees, particularly caused by a decrease in loan processing fees.

   Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.


                                     TABLE I
ALLEGHENY BANCSHARES, INC.
NET INTEREST MARGIN ANALYSIS
(ON A FULLY TAXABLE EQUIVALENT BASIS)(DOLLAR AMOUNTS IN THOUSANDS)

                                            THREE MONTHS ENDED                      THREE MONTHS ENDED
                                              MARCH 31, 2007                          MARCH 31, 2006
                                              --------------                          --------------
                                    AVERAGE       INCOME/                   AVERAGE       INCOME/
                                    BALANCE       EXPENSE        RATES      BALANCE       EXPENSE      RATES

Interest Income
    Loans (1,2)                    $134,618       $  2,724       8.09%      $127,129      $  2,389      7.52%
    Federal funds sold                2,945             39       5.30%           968            10      4.13%
    Interest bearing deposits           138              2       5.80%           470             7      5.96%
Investments
      Taxable                        16,505            200       4.85%        15,880           180      4.53%
      Nontaxable (2)                 18,429            271       5.88%        17,970           261      5.81%
                                   --------       --------       ----       --------      --------      ----

Total Earning Assets                172,635          3,236       7.50%       162,417         2,847      7.01%
                                   --------       --------       ----       --------      --------      ----

Interest Expense
    Demand deposits                  15,921             61       1.53%        19,165            68      1.42%
    Savings                          32,191            212       2.63%        28,692           118      1.65%
    Time deposits                    83,213            924       4.44%        72,936           619      3.39%
    Short-term borrowings             2,385             27       4.53%         3,573            32      3.58%
    Long-term debt                    5,527             58       4.20%         5,169            52      4.02%
                                   --------       --------       ----       --------      --------      ----

    Total Interest Bearing
       Liabilities                 $139,237       $  1,282       3.68%      $129,532      $    889      2.75%
                                   --------       --------       ----       --------      --------      ----

    Net Interest Margin (1)                          1,954                                   1,958
                                                  ========                                ========

Net Yield on Interest
   Earning Assets                                                4.53%                                  4.82%
                                                                 ====                                   ====

(1)  Interest on loans includes loan fees
(2) An incremental tax rate of 34% was used to calculate the tax equivalent income

NONINTEREST INCOME

         Noninterest income increased 28.51% during the first three months of 2007 as compared to the same period in 2006. The increase was largely due to an increase in commissions earned by our mortgage division, as well as gains incurred on selling foreclosed real estate and an increase in overdraft fees.

NONINTEREST EXPENSES

         Total noninterest expense increased $75,000 or 6.18% for the first three months of 2007, as compared to 2006. Salaries and benefits increased by 9.69% due to the increase in the number of employees, merit increases, and higher benefit costs. The number of employees as measured by full time equivalents (FTE) increased by 4 in the first quarter of 2007, as compared to the same period of 2006. This represents a 7.3% increase in number of employees.

Occupancy and equipment expenses increased by 16.22% primarily due to expenses of the new Harrisonburg, Virginia office opened in July 2006.

INCOME TAX EXPENSE

         Income tax expense equaled 26.73% of income before income taxes for the three months ended March 31, 2007 compared with 30.05% for the three months ended March 31, 2006.

LOANS AND PROVISION FOR LOAN LOSS

         Total loans were $135,167,000 at March 31, 2007, compared to $135,367,000 at December 31, 2006, representing a 0.15% decrease. While the Bank experienced a little loan growth in the commercial loan portfolio, this growth was more than offset by decreases in our consumer real estate and other consumer loans. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 82% of the loan portfolio is secured by real estate at March 31, 2007.

LOAN PORTFOLIO RISK FACTORS

         Nonperforming loans include nonaccrual loans, loans over 90 days past due and restructured loans. Nonaccrual loans are loans in which interest accruals have been discontinued. Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. Loans accounted for on a nonaccrual basis were $5,178. The Company has a substantial amount of loans in the loan portfolio related to agribusinesses; see Note 4 of the financial statements for additional details. Restructured loans are loans for which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties.

The following table summarizes the Company's nonperforming loans at March 31, 2007 and December 31, 2006 (in thousands of dollars):

                                            MARCH  31,       DECEMBER 31,
                                              2007              2006

Nonaccrual loans                              $  5              $104
Restructured loans                              23                24
Loans delinquent 90 days or more               371               206
                                              ----              ----

   Total Nonperforming Loans                  $399              $334
                                              ====              ====

DEPOSITS

         The Company's deposits increased $1,076,000 or 0.72% during the first three months of 2007. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 16.20% and 17.06% of total deposits at March 31, 2007 and December 31, 2006, respectively.

BORROWINGS

         Short-term borrowings decreased during 2006 due to drop in commercial customers balances in our Term and Daily Sweep Repurchase Agreements.

         The Company borrows funds from the Federal Home Loan Bank (FHLB) to provide liquidity and to reduce interest rate risk. As competition for deposits have increased during periods of loan growth, FHLB borrowings have been utilized to help fund the loan growth. These borrowings have a fixed rate of interest and are amortized over a period of 5 to 20 years. Interest rates on these obligations range from 3.15% to 5.40%.

CAPITAL

         The Company continues to maintain a strong capital position to provide an attractive financial return to our shareholders and to support future growth. Capital as a percentage of total assets was 14.06% at March 31, 2007 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

UNCERTAINTIES AND TRENDS

         Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

LIQUIDITY AND INTEREST SENSITIVITY

         Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At March 31, 2007, the Company had liquid assets of approximately $8.67 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at March 31, 2007. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $18.2 million.

         At March 31, 2007, the Company had a negative cumulative Gap Rate Sensitivity Ratio of -30.29% for the one year repricing period. This rate reflects a very conservative estimate since we show an immediate runoff of accounts without a specific maturity date, and does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is -13.28%. This generally indicates that the Company is a little liability sensitive. But this negative gap ratio is within guidelines set by the Company and the Company expects interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a growing community bank operating in a rural environment. Table II shows the Company's interest sensitivity.

                                    TABLE II

ALLEGHENY BANCSHARES, INC.
INTEREST SENSITIVITY ANALYSIS
MARCH 31, 2007

(In Thousands of Dollars)
                                      0-3             4-12                1-5             OVER 5             TOTAL
                                     MONTHS           MONTHS             YEARS             YEARS
USES OF FUNDS:

Loans                                 29,943            25,662            40,644            38,918           135,167
Fed Funds Sold                         6,676                                                                   6,676
Interest bearing deposits                110                                                                     110
Investment securities                    351             1,327            16,861            14,246            32,785
Restricted Investments                                                                         961               961
                                   ---------         ---------         ---------         ---------         ---------


Total                                 37,080            26,989            57,505            54,125           175,699
                                   ---------         ---------         ---------         ---------         ---------


SOURCES OF FUNDS:

Deposits:
    Interest bearing demand           16,285                                                                  16,285
    Savings                           33,428                                                                  33,428
    Time deposits over $100,000        3,650            15,527             5,187                              24,364
    Other time deposits               12,601            33,374            12,359               656            58,990
Short-term borrowings                  1,849                                 597                               2,446
Long-term debt                           141               431             2,419             2,462             5,453
                                   ---------         ---------         ---------         ---------         ---------

Total                                 67,954            49,332            20,562             3,118           140,966
                                   ---------         ---------         ---------         ---------         ---------

Discrete Gap                         (30,874)          (22,343)           36,943            51,007            34,733

Cumulative Gap                       (30,874)          (53,217)          (16,274)           34,733
Ratio of Cumulative Gap
  To Total Earning Assets             -17.57%           -30.29%            -9.26%            19.77%


Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 2007. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2006 Form 10-K.

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


PART II.   OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS --

Not Applicable

ITEM 1 A.  RISK FACTORS --

No Material Changes

ITEM 2.    CHANGES IN SECURITIES --

During the 3-month period ending March 31, 2007, the Company purchased back some of the Company's stock to be held as treasury stock. This was not part of publicly announced plan. The details of the transaction were as follows:

                                  TOTAL NUMBER                AVERAGE
                                    OF SHARES                PRICE PER
       DATE                         PURCHASED                  SHARE
------------------------------------------------------------------------
  January 17, 2007                     150                     $57.00
  January 26, 2007                     350                     $57.50
  February 20, 2007                  1,200                     $57.00
  March 5, 2007                      1,200                     $57.00

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES --

Not Applicable


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --

Not Applicable

ITEM 5.    OTHER INFORMATION --

Not Applicable


ITEM 6.    EXHIBITS AND REPORTS ON 8-K -

A.    EXHIBITS

      The following Exhibits are filed as part of this Form 10-Q

No.                                    Description
---                                    ------------

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 30, 2003.

No.                         Description                           Exhibit Number
---                         -----------                           --------------
3.1     Articles of Incorporation -- Allegheny Bancshares, Inc.         E2

     The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 31, 2006.

No.                         Description                           Exhibit Number
---                         -----------                           --------------

3.3     Bylaws of Allegheny Bancshares, Inc.                            3.3


B.      REPORTS ON 8K

           No reports filed in the first quarter of 2007.

                                                                        Page 16
                                    SIGNATURE



In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant causes this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLEGHENY BANCSHARES, INC.


                                          By:   /s/ WILLIAM A. LOVING
                                                -----------------------------
                                                William A. Loving, Jr.
                                                Executive Vice President and
                                                  Chief Executive Officer

                                          By:   /s/ L. KIRK BILLINGSLEY
                                                -----------------------------
                                                L. Kirk Billingsley
                                                Chief Financial Officer






Date:  May 11, 2007