Form 10-Q
period 2007-06-30
ALLEGHENY BANCSHARES INC
filed 2007-08-10
CIK 1213662

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2007

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

                            Common Stock, par value - $1.00
                 881,409 shares outstanding as of August 9, 2007

                           ALLEGHENY BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements                                             2
             Unaudited Consolidated Statements of Income - Six Months
             ended June 30, 2007 and 2006                                     2
             Unaudited Consolidated Statements of Income - Three Months
             ended June 30, 2007 and 2006                                     3
             Consolidated Balance Sheets - June 30, 2007 (Unaudited)
             and December 31, 2006 (Audited)                                  4
             Unaudited Consolidated Statements of Changes in
             Stockholders' Equity - Six Months Ended June 30, 2007 and
             2006                                                             5
             Unaudited Consolidated Statements of Cash Flows - Six
             Months Ended June 30, 2007 and 2006                              6
             Notes to Consolidated Financial Statements                       7
   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9
   Item 3.   Quantitative and Qualitative Disclosures about Market Risk      15
   Item 4T.  Controls and Procedures                                         15

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                               15
   Item 1.A. Risk Factors                                                    15
   Item 2.   Changes in Securities                                           15
   Item 3.   Defaults upon Senior Securities                                 16
   Item 4.   Submission of Matters to a Vote of Security Holders             16
   Item 5.   Other Information                                               16
   Item 6.   Exhibits and Reports on Form 8K                                 16

             SIGNATURES                                                      17

             CERTIFICATIONS                                                  18

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           ALLEGHENY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                           SIX MONTHS ENDED
                                         -------------------
                                         JUNE 30,   JUNE 30,
                                           2007       2006
                                         --------   --------
INTEREST AND DIVIDEND INCOME:
   Loans and fees                        $  5,555   $  4,898
   Investment securities - taxable            391        361
   Investment securities - nontaxable         359        348
   Deposits and federal funds sold             81         23
                                         --------   --------
   Total Interest and Dividend Income       6,386      5,630
                                         --------   --------
INTEREST EXPENSE:
   Deposits                                 2,442      1,713
   Borrowings                                 171        178
                                         --------   --------
   Total Interest Expense                   2,613      1,891
                                         --------   --------
NET INTEREST INCOME                         3,773      3,739
PROVISION FOR LOAN LOSSES                      90        113
                                         --------   --------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                          3,683      3,626
                                         --------   --------
NONINTEREST INCOME:
   Service charges on deposit accounts        359        351
   Other income                               231        170
                                         --------   --------
   Total Noninterest Income                   590        521
                                         --------   --------
NONINTEREST EXPENSE:
   Salaries and benefits                    1,435      1,299
   Occupancy expenses                         179        150
   Equipment expenses                         313        294
   Other expenses                             729        715
                                         --------   --------
   Total Noninterest Expenses               2,656      2,458
                                         --------   --------
Income Before Income Taxes                  1,617      1,689
INCOME TAX EXPENSE                            442        505
                                         --------   --------
   NET INCOME                            $  1,175   $  1,184
                                         ========   ========
EARNINGS PER SHARE
   Net income                            $   1.33   $   1.32
                                         ========   ========
   Weighted Average Shares Outstanding    882,967    894,772
                                         ========   ========

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (In thousands, except for share and per share information)
                                   (Unaudited)

                                         THREE MONTHS ENDED
                                         -------------------
                                         JUNE 30,   JUNE 30,
                                           2007       2006
                                         --------   --------
INTEREST AND DIVIDEND INCOME:
   Loans and fees                        $  2,861   $  2,509
   Investment securities - taxable            191        181
   Investment securities - nontaxable         180        176
   Deposits and federal funds sold             40          6
                                         --------   --------
   Total Interest and Dividend Income       3,272      2,872
                                         --------   --------
INTEREST EXPENSE:
   Deposits                                 1,245        908
   Borrowings                                  85         94
                                         --------   --------
   Total Interest Expense                   1,330      1,002
                                         --------   --------
NET INTEREST INCOME                         1,942      1,870
PROVISION FOR LOAN LOSSES                      46         59
                                         --------   --------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                          1,896      1,811
                                         --------   --------
NONINTEREST INCOME:
   Service charges on deposit accounts        191        193
   Other income                               115        107
                                         --------   --------
   Total Noninterest Income                   306        300
                                         --------   --------
NONINTEREST EXPENSE:
   Salaries and benefits                      722        649
   Occupancy expenses                          93         76
   Equipment expenses                         155        149
   Other expenses                             396        370
                                         --------   --------
   Total Noninterest Expenses               1,366      1,244
                                         --------   --------
Income Before Income Taxes                    836        867
INCOME TAX EXPENSE                            233        258
                                         --------   --------
   NET INCOME                            $    603   $    609
                                         ========   ========
EARNINGS PER SHARE
   Net income                            $    .68   $    .68
                                         ========   ========
   Weighted Average Shares Outstanding    881,972    894,612
                                         ========   ========

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
           (In thousands, except for share and per share information)

                                                     JUNE 30, 2007   DECEMBER 31, 2006
                                                     -------------   -----------------
                                                       Unaudited          Audited
ASSETS
Cash and due from banks                                $  1,931           $  2,174
Federal funds sold                                           --              3,601
Interest bearing deposits in banks                          206                130
Investment securities available for sale                 32,961             34,008
Investment securities held to maturity                      500                500
Restricted equity securities                                950                967
Loans receivable, net of allowance for loan
   losses of $1,178 and $1,258 respectively             138,898            134,109
Bank premises and equipment, net                          6,597              6,749
Other assets                                              2,052              1,779
                                                       --------           --------
   Total Assets                                        $184,095           $184,017
                                                       ========           ========
LIABILITIES
Deposits
   Noninterest bearing demand                          $ 16,927           $ 16,336
   Interest bearing
      Demand                                             15,276             16,918
      Savings                                            33,547             32,765
      Time deposits over $100,000                        22,445             25,479
      Other time deposits                                60,227             57,844
                                                       --------           --------
   Total Deposits                                       148,422            149,342

Accrued expenses and other liabilities                      568                754
Federal funds purchased                                     759                 --
Short-term borrowings                                     2,806              2,769
Long-term debt                                            5,312              5,592
                                                       --------           --------
   Total Liabilities                                    157,867            158,457
                                                       --------           --------
STOCKHOLDERS' EQUITY
Common stock; $1 par value, 2,000,000 shares
   Authorized, 900,000 issued                               900                900
Additional paid in capital                                  900                900
Retained earnings                                        25,771             24,596
Accumulated other comprehensive (loss)                     (376)               (60)
Treasury stock (at cost, 18,139 shares in 2007 and
   14,789 shares in 2006)                                  (967)              (776)
                                                       --------           --------
   Total Stockholders' Equity                            26,228             25,560
                                                       --------           --------
   Total Liabilities and Stockholders' Equity          $184,095           $184,017
                                                       ========           ========

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                         Accumulated
                                                Additional                  Other
                                       Common     Paid In    Retained   Comprehensive   Treasury
                               Total    Stock     Capital    Earnings       (Loss)        Stock
                             -------   ------   ----------   --------   -------------   --------
BALANCE, DECEMBER 31, 2006   $25,560    $900       $900       $24,596      $   (60)      $(776)
Comprehensive Income
   Net income                  1,175                            1,175
   Change in unrealized
      loss on
      available for sale
      securities, net of
      income tax effect of
      ($166)                    (316)                                         (316)
                             -------
   Total Comprehensive
      Income                     859
Purchase of Treasury
   Stock                                (191)                                             (191)
                                        ----       ----       -------      -------       -----
BALANCE, JUNE 30, 2007       $26,228    $900       $900       $25,771      $  (376)      $(967)
                             =======    ====       ====       =======      =======       =====
BALANCE, DECEMBER 31, 2005   $24,864    $900       $900       $23,389      $  (117)      $(208)
Comprehensive Income
   Net income                  1,184                            1,184
   Change in unrealized
      loss on
      available for sale
      securities, net of
      income tax effect of
      $(90)                     (198)                                         (198)
                             -------
   Total Comprehensive
      Income                     986
Purchase of Treasury
   Stock                                 (60)                                              (60)
                                        ----       ----       -------      -------       -----
BALANCE, JUNE 30, 2006       $25,790    $900       $900       $24,573      $  (315)      $(268)
                             =======    ====       ====       =======      =======       =====

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                2007      2006
                                                              -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 1,175    $ 1,184
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for loan losses                                    90        113
      Depreciation and amortization                               248        229
      Net amortization of securities                                9         14
      Deferred income tax benefit                                  30         --
      Net change in:
         Accrued income                                          (177)       (12)
         Other assets                                              39       (190)
         Accrued expense and other liabilities                   (185)       (48)
                                                              -------    -------
   Net Cash Provided by Operating Activities                    1,229      1,290
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in federal funds sold                             3,601      1,541
   Net change in interest bearing deposits in banks               (76)       288
   Proceeds from sales, calls and maturities
      of available for sale securities                          2,820        882
   Net decrease in restricted investments                          17         --
   Purchase of securities available for sale                   (2,264)      (942)
   Net (increase) decrease in loans                            (4,880)    (5,936)
   Purchase of bank premises and equipment                        (95)      (620)
                                                              -------    -------
   Net Cash Used in Investing Activities                         (877)    (4,787)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in:
      Demand and savings deposits                                (269)    (1,991)
      Time deposits                                              (650)     4,493
      Short-term borrowings                                       159         --
      Federal funds purchased                                     759         --
   Proceeds from long-term borrowings                              --      2,326
   Curtailments of long-term borrowings                          (403)    (2,146)
   Purchase of treasury stock                                    (191)       (60)
                                                              -------    -------
   Net Cash Provided by (Used in) Financing Activities           (595)     2,622
                                                              -------    -------
CASH AND DUE FROM BANKS
   Net decrease in cash and due from banks                       (243)      (875)
   Cash and due from banks, beginning of period                 2,174      2,882
                                                              -------    -------
   Cash and due from banks, end of period                     $ 1,931    $ 2,007
                                                              =======    =======
Supplemental Disclosure of Cash Paid During the Period for:
   Interest                                                   $ 2,664    $ 1,870
   Income taxes                                               $   444    $   560

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

          The financial statements conform to accounting principles generally accepted in the United States of America ("GAAP") and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007, and the results of operations for the periods ended June 30, 2007 and 2006. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2006 annual report to stockholders of Allegheny Bancshares, Inc.

NOTE 2 INVESTMENT SECURITIES AND RESTRICTED SECURITIES:

          The amortized costs of investment securities and their approximate fair values at June 30, 2007 and December 31, 2006 follows (in thousands of dollars):

                                    JUNE 30, 2007       DECEMBER 31, 2006
                                 -------------------   -------------------
                                 AMORTIZED     FAIR    AMORTIZED     FAIR
                                    COST      VALUE       COST      VALUE
                                 ---------   -------   ---------   -------
SECURITIES AVAILABLE FOR SALE:
   U.S. Government Mortgaged
      Backed Securities           $ 3,318    $ 3,201    $ 3,667    $ 3,576
   Government-Sponsored
      Enterprise Securities        11,485     11,323     11,730     11,671
   Obligations of States and
      Political Subdivisions       18,627     18,337     18,599     18,661
   Other Equity Securities            100        100        100        100
                                  -------    -------    -------    -------
      Total                       $33,530    $32,961    $34,096    $34,008
                                  =======    =======    =======    =======
SECURITIES HELD TO MATURITY:
   Government-Sponsored
      Enterprise Securities       $   500    $   482    $   500    $   490
                                  =======    =======    =======    =======

          The Company evaluates each of its security investments for impairment under guidelines contained in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These guidelines require the Company to determine if declines in market value are other than temporary.

          Restricted securities consist of stock in the Federal Home Loan Bank
(FHLB) and Community Financial Services, Inc. (CFSI). Investment in the FHLB stock is determined by the level of the Bank's participation with FHLB various products and is collateral against outstanding borrowings from that institution. CFSI is the parent company of the Bank's correspondent bank. Both of these investments are carried at cost, and each is restricted as to transferability.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 LOANS RECEIVABLE:

          Loans outstanding are summarized as follows (in thousands of dollars):

                                  JUNE 30,   DECEMBER 31,
                                    2007         2006
                                  --------   ------------
Real estate loans                 $ 62,264     $ 60,768
Commercial and industrial loans     62,180       59,181
Loans to individuals, primarily
   collateralized by autos          11,343       11,381
All other loans                      4,289        4,037
                                  --------     --------
   Total Loans                     140,076      135,367
Less allowance for loan losses       1,178        1,258
                                  --------     --------
   Net Loans Receivable           $138,898     $134,109
                                  ========     ========

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

          A summary of transactions in the allowance for loan losses for the six months ended June 30, 2007 and 2006 follows (in thousands):

                                          SIX MONTHS ENDED
                                               JUNE 30,
                                          ----------------
                                           2007     2006
                                          ------   ------
Balance, beginning of period              $1,258   $1,172
Provision charged to operating expenses       90      113
Recoveries of loans charged off               60       34
Loans charged off                           (230)     (56)
                                          ------   ------
Balance, end of period                    $1,178   $1,263
                                          ======   ======

NOTE 5 LONG TERM DEBT:

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh
(FHLB). The interest rates on all of the notes payable as of June 30, 2007 were fixed at the time of the advance and fixed rates range from 3.15% to 5.40%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 4.34% at June 30, 2007.

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

ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

          The provision for loan losses was $90,000 and $113,000 for the six month periods ended June 30, 2007 and 2006 respectively. The allowance for loan losses ("ALL") was $1,178,000 (.84% of loans) at the end of the first six months of 2007 compared with $1,258,000 (.93% of loans) at December 31, 2006. The ALL decrease was caused primarily by the level of loans charged off during the first six months of 2007. The Company continues to monitor the loan portfolio for signs of weakness or developing credit problems. Loan loss provision for each period is determined after evaluating the loan portfolio and determining the level of reserves necessary to absorb current charge-offs and maintain the reserve at adequate levels. See Note 4 for the amounts.

          The ALL is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Managements' valuation of the ALL is based upon two principals of accounting: 1) SFAS No. 5 Accounting for Contingencies and SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Company utilizes both of theses accounting standards by first identifying problem loans above a certain threshold and estimating losses based on the underlying collateral values, and second taking the remainder of the loan portfolio and separating the portfolio into pools of loans based on grade of loans as determined by the Company's internal grading system. We apply loss percentages based upon our historical loss rates, and make adjustments based on economic conditions. The determination of the ALL is subjective and actual losses may be more or less than the amount of the allowance. However management believes that the allowance is a fair estimate of losses that exists in the loan portfolio as of the balance sheet date.

RESULTS OF OPERATIONS OVERVIEW

          Net income of $1,175,000 for the first six months of 2007 represents a decrease of 0.76% compared to the same period a year ago. Annualized returns on average equity and average assets for the six months ended June 30, 2007 were 9.08% and 1.28%, respectively, compared with 9.35% and 1.37% for the same period in 2006. The reduced income for the first half of 2007 compared to first half of 2006 was a result of additional expenses due to our new office location in Harrisonburg, Virginia. The Harrisonburg office was opened in July of 2006, and for the first six months of 2007, the after tax loss from the operations for this branch totaled $138,598.

          Also, during the first half of 2007, the interest margin has decreased due to the flat, and at times, inverted interest rate yield curve. This situation has caused our deposit rates to rise faster than our loan rates and has caused our main source of income, net interest margin, to decline as a percentage of earning assets (See Table I).

NET INTEREST INCOME

          The Company's taxable equivalent net interest income increased by 1.26% for the first six months of 2007 compared to the first six months of 2006. This increase resulted from the increase in the average balance of loans as well as an increase in federal funds sold. Average balance of interest bearing liabilities grew by 10.07% while average balance of total earning assets grew by 5.52%. The Company's tax equivalent net yield on earnings assets for first six months of 2007 was 4.63% compared to 4.83% for same period in 2006 as the cost of funds increased 76 basis points while the yield on earning assets increased 51 basis points. Seventeen consecutive increases by the Federal

Reserve Board of the target rate of federal funds from June 2004 to June 2006 have caused the average rates earned on earning assets and the average rates paid on interest bearing liabilities to continue to increase. Unfortunately for our interest margin, this rate increase has caused our shorter term deposit rates to rise more that the rates earned on our longer term loans and investments. As shown in the interest sensitivity analysis in Table II, the Company is in a liability sensitive position, meaning our liabilities mature and reprice faster than our assets. The last interest rate increase was in June of 2006 and as such some improvement is being seen in our net interest margin. The taxable equivalent net yield on earning assets for the first six months of 2007 shows a 10 basis point increase from the first three months of 2007 as reported in the March 31, 2007 Form 10-Q.

          Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

                                     TABLE I

ALLEGHENY BANCSHARES, INC.
NET INTEREST MARGIN ANALYSIS
(ON A FULLY TAXABLE EQUIVALENT BASIS)(DOLLAR AMOUNTS IN THOUSANDS)

                                    SIX MONTHS ENDED             SIX MONTHS ENDED
                                      JUNE 30, 2007                JUNE 30, 2006
                               --------------------------   --------------------------
                                AVERAGE   INCOME/            AVERAGE   INCOME/
                                BALANCE   EXPENSE   RATES    BALANCE   EXPENSE   RATES
                               --------   -------   -----   --------   -------   -----
Interest Income
   Loans (1, 2)                $135,864    $5,619   8.27%   $128,354    $4,964   7.73%
   Federal funds sold             2,921        77   5.25%        608        13   4.28%
   Interest bearing deposits        142         4   5.63%        422        10   4.74%
Investments
      Taxable                    16,299       391   4.80%     17,509       351   4.01%
      Nontaxable (2)             18,467       545   5.90%     17,714       528   5.96%
                               --------    ------   ----    --------    ------   ----
Total Earning Assets            173,693     6,636   7.64%    164,607     5,866   7.13%
                               --------    ------   ----    --------    ------   ----
Interest Expense
   Demand deposits               15,787       126   1.60%     18,540       136   1.47%
   Savings                       32,932       442   2.68%     28,637       260   1.82%
   Time deposits                 82,837     1,873   4.52%     73,808     1,318   3.57%
   Short-term borrowings          2,432        55   4.52%      3,149        63   4.00%
   Long-term debt                 5,456       116   4.25%      5,556       115   4.14%
                               --------    ------   ----    --------    ------   ----
   Total Interest Bearing
      Liabilities              $139,444    $2,612   3.75%   $126,690    $1,892   2.99%
                               --------    ------   ----    --------    ------   ----
   Net Interest Margin (1)                  4,024                        3,974
                                           ======                       ======
Net Yield on Interest
   Earning Assets                                   4.63%                        4.83%
                                                    ====                         ====

(1)  Interest on loans includes loan fees

(2) An incremental tax rate of 34% was used to calculate the tax equivalent income

NONINTEREST INCOME

          Noninterest income increased 13.24% during the first six months of 2007 as compared to the same period in 2006. The increase was largely due to an increase in loan fees earned by our mortgage division, and increased ATM and debit card fee income. Second quarter 2006 noninterest income included a one time gain of $26,000 on the sale of the Company's credit card portfolio.

NONINTEREST EXPENSES

          Total noninterest expense increased $198,000 or 8.06% for the first six months of 2007, as compared to 2006. Salaries and benefits increased by 10.47% due to the increase in the number of employees, merit increases, and higher benefit costs. The number of employees as measured by full time equivalents (FTE) increased by 3 in the first half of 2007, as compared to the same period of 2006. This represents a 5.3% increase in number of employees.

Occupancy and equipment expenses increased by 19.33% primarily due to expenses of the new Harrisonburg, Virginia office opened in July 2006.

INCOME TAX EXPENSE

          Income tax expense equaled 27.33% of income before income taxes for the six months ended June 30, 2007 compared with 29.90% for the six months ended June 30, 2006. This was due to the charge-off of a loan in 2007 which we had reserved for, but the actual tax benefit of this transaction was greater than the tax benefit that we had accrued. In addition, we received a $10,000 refund on an amended tax issue from the 2003 tax year.

LOANS AND PROVISION FOR LOAN LOSS

          Total loans were $140,076,000 at June 30, 2007, compared to $135,367,000 at December 31, 2006, representing a 3.48% increase. This breakdown of loan growth as shown in Note 3 is a 2.46% increase in our residential real estate loans, but the main increase came from commercial loans. In the past 6 months we have seen a $2,999,000 or a 5.07% increase in commercial loans. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 82% of the loan portfolio is secured by real estate at June 30, 2007.

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

The following table summarizes the Company's nonperforming loans at June 30, 2007 and December 31, 2006 (in thousands of dollars):

                                   JUNE 30,   DECEMBER 31,
                                     2007         2006
                                   --------   ------------
Nonaccrual loans                     $ --         $104
Restructured loans                     23           24
Loans delinquent 90 days or more      368          206
                                     ----         ----
   Total Nonperforming Loans         $391         $334
                                     ====         ====

DEPOSITS

          The Company's deposits decreased $920,000 or 0.62% during the first six months of 2007. A schedule of deposits by type is shown in the balance sheets. The primary reason for this drop was the decrease in "brokered deposits". Brokered deposits are certificates of deposits (CD) that are purchased from a broker acting as an agent for depositors. They typically are sold in increments of $100,000 and usually have higher rates than the typical CD rates. The Company has used brokered deposits in the past for short-term funding. Due to growth in core deposits during the first half of 2007, the Company was able to decrease its balance of brokered deposits by $3,597,000. Time deposits of $100,000 or more were 15.12% and 17.06% of total deposits at June 30, 2007 and December 31, 2006, respectively.

BORROWINGS

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

CAPITAL

          The Company continues to maintain a strong capital position to provide an attractive financial return to our shareholders and to support future growth. Capital as a percentage of total assets was 14.25% at June 30, 2007 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

UNCERTAINTIES AND TRENDS

          Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

LIQUIDITY AND INTEREST SENSITIVITY

          Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At June 30, 2007, the Company had liquid assets of approximately $2.14 million in the form of cash and due from banks. Management believes that the Company's liquid assets are adequate at June 30, 2007. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $86.9 million.

At June 30, 2007, the Company had a negative cumulative Gap Rate Sensitivity Ratio of -31.19% for the one year repricing period. This rate reflects a very conservative estimate since we show an immediate runoff of accounts without a specific maturity date, and does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is -15.22%. This indicates that the Company is liability sensitive. But this negative gap ratio is within guidelines set by the Company and the Company expects interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a community bank operating in a rural environment. Table II shows the Company's interest sensitivity.

                                    TABLE II
ALLEGHENY BANCSHARES, INC.
INTEREST SENSITIVITY ANALYSIS
JUNE 30, 2007

(In Thousands of Dollars)

                                      0-3       4-12      1-5     OVER 5
                                     MONTHS    MONTHS    YEARS     YEARS    TOTAL
                                    -------   -------   -------   ------   -------
USES OF FUNDS:
Loans                                30,055    30,487    42,968   36,566   140,076
Interest bearing deposits               206                                    206
Investment securities                   335     1,335    17,797   13,994    33,461
Restricted Investments                                               950       950
                                    -------   -------   -------   ------   -------
Total                                30,596    31,822    60,765   51,510   174,693
                                    -------   -------   -------   ------   -------
SOURCES OF FUNDS:
Deposits:
   Interest bearing demand           15,276                                 15,276
   Savings                           33,547                                 33,547
   Time deposits over $100,000        4,538    13,555     3,507     1046    22,646
   Other time deposits               17,458    29,567    12,344      657    60,026
Short-term borrowings                 2,963                 602              3,565
Long-term debt                                              387    4,925     5,312
                                    -------   -------   -------   ------   -------
Total                                73,782    43,122    16,840    6,628   140,372
                                    -------   -------   -------   ------   -------
Discrete Gap                        (43,186)  (11,300)   43,925   44,882    34,321
Cumulative Gap                      (43,186)  (54,486)  (10,561)  34,321
Ratio of Cumulative Gap
   To Total Earning Assets           -24.72%   -31.19%    -6.05%   19.65%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 2007. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2006 Form 10-K.

ITEM 4T. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -

Not Applicable

ITEM 1 A. RISK FACTORS -

No Material Changes

ITEM 2. CHANGES IN SECURITIES -

During the 3-month period ending June 30, 2007, the Company purchased back some of the Company's stock to be held as treasury stock. This was not part of publicly announced plan. The details of the transaction were as follows:

                 TOTAL NUMBER    AVERAGE
                   OF SHARES    PRICE PER
DATE               PURCHASED      SHARE
----             ------------   ---------
April 20, 2007        350         $57.00
May 1, 2007           100         $57.00

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

At the Annual Shareholders Meeting held on April 16, 2007, the officers and directors were introduced and the following directors whose terms had expired, Richard Homan, Jerry Moore, and Dolan Irvine were considered for election. The directors above were duly elected for three-year terms commencing in 2007 with voting results as follows: 562,197 of 562,977 shares represented voted "for", 780 of 562,977 shares represented voted "against". The following board members were retained for their respective terms: Thomas J. Bowman, John E. Glover, Richard Phares, Roger D. Champ, Carole H. Hartman, and William A. Loving, Jr.

ITEM 5. OTHER INFORMATION -

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON 8-K -

A.   EXHIBITS

     The following Exhibits are filed as part of this Form 10-Q

No.                                   Description
---    -------------------------------------------------------------------------
31.1   Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
       (filed herewith).

31.2   Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
       (filed herewith).

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

     The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 30, 2003.

No.                          Description                        Exhibit Number
---    ------------------------------------------------------   --------------
3.1    Articles of Incorporation - Allegheny Bancshares, Inc.         E2

     The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 31, 2006.

No.                          Description                        Exhibit Number
---    ------------------------------------------------------   --------------
3.3    Bylaws of Allegheny Bancshares, Inc.                           3.3

B.   REPORTS ON 8K

          No reports filed in the second quarter of 2007.

                                    SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant causes this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALLEGHENY BANCSHARES, INC.


                                        By: /s/ WILLIAM A. LOVING
                                            ------------------------------------
                                            William A. Loving, Jr.
                                            Executive Vice President and
                                            Chief Executive Officer


                                        By: /s/ L. KIRK BILLINGSLEY
                                            ------------------------------------
                                            L. Kirk Billingsley
                                            Chief Financial Officer

Date: August 9, 2007