Form 10-Q
period 2007-09-30
ALLEGHENY BANCSHARES INC
filed 2007-11-09
CIK 1213662

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended September 30, 2007

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

                         Common Stock, par value - $1.00
                880,633 shares outstanding as of November 9, 2007

                           ALLEGHENY BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements                                             2

             Unaudited Consolidated Statements of Income - Nine Months
             ended September 30, 2007 and 2006                                2

             Unaudited Consolidated Statements of Income - Three Months
             ended September 30, 2007 and 2006                                3

             Consolidated Balance Sheets - September 30, 2007 (Unaudited)
             and December 31, 2006 (Audited)                                  4

             Unaudited Consolidated Statements of Changes in
             Stockholders' Equity - Nine Months Ended September 30, 2007
             and 2006                                                         5

             Unaudited Consolidated Statements of Cash Flows - Nine
             Months Ended September 30, 2007 and 2006                         6

             Notes to Consolidated Financial Statements                       7

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        9

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk      15

   Item 4T.  Controls and Procedures                                         15

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                               15

   Item 1.A. Risk Factors                                                    15

   Item 2.   Changes in Securities                                           15

   Item 3.   Defaults upon Senior Securities                                 16

   Item 4.   Submission of Matters to a Vote of Security Holders             16

   Item 5.   Other Information                                               16

   Item 6.   Exhibits and Reports on Form 8K                                 16

             SIGNATURES                                                      17

             CERTIFICATIONS                                                  18

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           ALLEGHENY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                          NINE MONTHS ENDED
                                            SEPTEMBER 30,
                                         -------------------
                                           2007       2006
                                         --------   --------
INTEREST AND DIVIDEND INCOME:
   Loans and fees                        $  8,508   $  7,543
   Investment securities - taxable            588        537
   Investment securities - nontaxable         537        521
   Deposits and federal funds sold            111         50
                                         --------   --------
   Total Interest and Dividend Income       9,744      8,651
                                         --------   --------
INTEREST EXPENSE:
   Deposits                                 3,727      2,765
   Borrowings                                 276        267
                                         --------   --------
   Total Interest Expense                   4,003      3,032
                                         --------   --------
NET INTEREST INCOME                         5,741      5,619
PROVISION FOR LOAN LOSSES                     138        147
                                         --------   --------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                          5,603      5,472
                                         --------   --------
NONINTEREST INCOME:
   Service charges on deposit accounts        572        551
   Other income                               357        264
   Loss on security transactions               --         (4)
                                         --------   --------
   Total Noninterest Income                   929        811
                                         --------   --------
NONINTEREST EXPENSE:
   Salaries and benefits                    2,165      1,970
   Occupancy expenses                         269        237
   Equipment expenses                         468        458
   Other expenses                           1,121      1,093
                                         --------   --------
   Total Noninterest Expenses               4,023      3,758
                                         --------   --------
Income Before Income Taxes                  2,509      2,525
INCOME TAX EXPENSE                            719        764
                                         --------   --------
   NET INCOME                            $  1,790   $  1,761
                                         ========   ========
EARNINGS PER SHARE
   Net income                            $   2.03   $   1.97
                                         ========   ========
   Weighted Average Shares Outstanding    882,355    894,407
                                         ========   ========

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (In thousands, except for share and per share information)
                                   (Unaudited)

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                         -------------------
                                           2007       2006
                                         --------   --------
INTEREST AND DIVIDEND INCOME:
   Loans and fees                        $  2,953   $  2,645
   Investment securities - taxable            197        176
   Investment securities - nontaxable         178        173
   Deposits and federal funds sold             30         27
                                         --------   --------
   Total Interest and Dividend Income       3,358      3,021
                                         --------   --------
INTEREST EXPENSE:
   Deposits                                 1,285      1,052
   Borrowings                                 105         89
                                         --------   --------
   Total Interest Expense                   1,390      1,141
                                         --------   --------
NET INTEREST INCOME                         1,968      1,880
PROVISION FOR LOAN LOSSES                      48         34
                                         --------   --------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                          1,920      1,846
                                         --------   --------
NONINTEREST INCOME:
   Service charges on deposit accounts        213        200
   Other income                               126         94
   Loss on security transactions               --         (4)
                                         --------   --------
   Total Noninterest Income                   339        290
                                         --------   --------
NONINTEREST EXPENSE:
   Salaries and benefits                      730        670
   Occupancy expenses                          90         87
   Equipment expenses                         155        164
   Other expenses                             392        378
                                         --------   --------
   Total Noninterest Expenses               1,367      1,299
                                         --------   --------
Income Before Income Taxes                    892        837
INCOME TAX EXPENSE                            277        259
                                         --------   --------
   NET INCOME                            $    615   $    578
                                         ========   ========
EARNINGS PER SHARE
   Net income                            $    .70   $    .65
                                         ========   ========
   Weighted Average Shares Outstanding    881,150    893,689
                                         ========   ========

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
           (In thousands, except for share and per share information)

                                                     SEPTEMBER   DECEMBER
                                                      30, 2007   31, 2006
                                                     ---------   --------
                                                     Unaudited    Audited
ASSETS
Cash and due from banks                              $  2,493    $  2,174
Federal funds sold                                      6,213       3,601
Interest bearing deposits in banks                        648         130
Investment securities available for sale               33,006      34,008
Investment securities held to maturity                    500         500
Restricted equity securities                            1,005         967
Loans receivable, net of allowance for loan
   losses of $1,171 and $1,258 respectively           139,886     134,109
Bank premises and equipment, net                        6,491       6,749
Other assets                                            1,754       1,779
                                                     --------    --------
   Total Assets                                      $191,996    $184,017
                                                     ========    ========
LIABILITIES
Deposits
   Noninterest bearing demand                        $ 18,544    $ 16,336
   Interest bearing
      Demand                                           16,615      16,918
      Savings                                          33,680      32,765
      Time deposits over $100,000                      24,836      25,479
      Other time deposits                              61,540      57,844
                                                     --------    --------
   Total Deposits                                     155,215     149,342
Accrued expenses and other liabilities                    693         754
Federal funds purchased                                    --          --
Short-term borrowings                                   2,303       2,769
Long-term debt                                          6,666       5,592
                                                     --------    --------
   Total Liabilities                                  164,877     158,457
                                                     --------    --------
STOCKHOLDERS' EQUITY
Common stock; $1 par value, 2,000,000 shares
   Authorized, 900,000 issued                             900         900
Additional paid in capital                                900         900
Retained earnings                                      26,386      24,596
Accumulated other comprehensive (loss)                    (28)        (60)
Treasury stock (at cost, 19,367 shares in 2007 and
   14,789 shares in 2006)                              (1,039)       (776)
                                                     --------    --------
   Total Stockholders' Equity                          27,119      25,560
                                                     --------    --------
   Total Liabilities and Stockholders' Equity        $191,996    $184,017
                                                     ========    ========

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                              Accumulated
                                                     Additional                  Other
                                            Common     Paid In    Retained   Comprehensive   Treasury
                                   Total     Stock     Capital    Earnings      (Loss)         Stock
                                  -------   ------   ----------   --------   -------------   --------
BALANCE, DECEMBER 31, 2006        $25,560    $900       $900       $24,596       $ (60)      $  (776)
Comprehensive Income
   Net income                       1,790                            1,790
   Change in unrealized loss on
      available for sale
      securities, net of
      income tax effect of $13         32                                           32
                                  -------
   Total Comprehensive Income       1,822
Purchase of Treasury Stock           (263)                                                      (263)
                                  -------    ----       ----       -------       -----       -------
BALANCE, SEPTEMBER 30, 2007       $27,119    $900       $900       $26,386       $ (28)      $(1,039)
                                  =======    ====       ====       =======       =====       =======
BALANCE, DECEMBER 31, 2005        $24,864    $900       $900       $23,389       $(117)      $  (208)
Comprehensive Income
   Net income                       1,761                            1,761
   Change in unrealized loss on
      available for sale
      securities, net of
      income tax effect of $(6)       (14)                                         (14)
   Reclassification
      adjustment Net of taxes
      of $1                            3                                            3
                                  -------
   Total Comprehensive Income       1,750
Purchase of Treasury Stock            (90)                                                       (90)
                                  -------    ----       ----       -------       -----       -------
BALANCE, SEPTEMBER 30, 2006       $26,524    $900       $900       $25,150       $(128)      $  (298)
                                  =======    ====       ====       =======       =====       =======

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              ------------------
                                                                2007      2006
                                                              -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 1,790   $  1,761
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for loan losses                                   138        147
      Depreciation and amortization                               375        358
      Net amortization of securities                               14         20
      Deferred income tax benefit                                  27         --
      Loss on sale of securities                                   --          4
      Gain on sale of equipment                                    --         (7)
      Net change in:
         Accrued income                                           (58)      (129)
         Other assets                                              41       (149)
         Accrued expense and other liabilities                    (62)        62
                                                              -------   --------
   Net Cash Provided by Operating Activities                    2,265      2,067
                                                              -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in federal funds sold                            (2,612)    (2,990)
   Net change in interest bearing deposits in banks              (518)       391
   Proceeds from sales, calls and maturities
      of available for sale securities                          3,330      2,467
   Purchase of securities available for sale                   (2,296)    (2,016)
   Net increase in restricted investments                         (38)      (446)
   Net increase  in loans                                      (5,916)    (7,586)
   Proceeds from sale of bank equipment                            --         23
   Purchase of bank premises and equipment                       (115)    (1,142)
                                                              -------   --------
   Net Cash Used in Investing Activities                       (8,165)   (11,299)
                                                              -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in:
      Demand and savings deposits                               2,821        390
      Time deposits                                             3,053      9,858
      Short-term borrowings                                      (466)        --
   Proceeds from long-term borrowings                           1,500      1,060
   Curtailments of long-term borrowings                          (426)    (2,067)
   Purchase of treasury stock                                    (263)       (90)
                                                              -------   --------
   Net Cash Provided by Financing Activities                    6,219      9,151
                                                              -------   --------
CASH AND DUE FROM BANKS
   Net increase (decrease) in cash and due from banks             319        (81)
   Cash and due from banks, beginning of period                 2,174      2,882
                                                              -------   --------
   Cash and due from banks, end of period                     $ 2,493   $  2,801
                                                              =======   ========
Supplemental Disclosure of Cash Paid During the Period for:
   Interest                                                   $ 4,038   $  2,955
   Income taxes                                               $   696   $    805

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

     The financial statements conform to accounting principles generally accepted in the United States of America ("GAAP") and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007, and the results of operations for the periods ended September 30, 2007 and 2006. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2006 annual report to stockholders of Allegheny Bancshares, Inc.

NOTE 2 INVESTMENT SECURITIES AND RESTRICTED SECURITIES:

     The amortized costs of investment securities and their approximate fair values at September 30, 2007 and December 31, 2006 follows (in thousands of dollars):

                                  SEPTEMBER 30, 2007    DECEMBER 31, 2006
                                 -------------------   -------------------
                                 AMORTIZED     FAIR    AMORTIZED     FAIR
                                    COST      VALUE       COST      VALUE
                                 ---------   -------   ---------   -------
SECURITIES AVAILABLE FOR SALE:
   U.S. Government Mortgaged
      Backed Securities           $ 3,141    $ 3,040    $ 3,667    $ 3,576
   Government-Sponsored
      Enterprise Securities        11,487     11,489     11,730     11,671
   Obligations of States and
      Political Subdivisions       18,287     18,345     18,599     18,661
   Other Equity Securities            132        132        100        100
                                  -------    -------    -------    -------
      Total                       $33,047    $33,006    $34,096    $34,008
                                  =======    =======    =======    =======
SECURITIES HELD TO MATURITY:
   Government-Sponsored
      Enterprise Securities       $   500    $   495    $   500    $   490
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

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 LOANS RECEIVABLE:

     Loans outstanding are summarized as follows (in thousands of dollars):

                                  SEPTEMBER 30,   DECEMBER 31,
                                      2007            2006
                                  -------------   ------------
Real estate loans                    $ 64,387       $ 60,768
Commercial and industrial loans        60,426         59,181
Loans to individuals, primarily
   collateralized by autos             11,558         11,381
All other loans                         4,686          4,037
                                     --------       --------
   Total Loans                        141,057        135,367
Less allowance for loan losses          1,171          1,258
                                     --------       --------
   Net Loans Receivable              $139,886       $134,109
                                     ========       ========

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

     A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 follows (in thousands):

                                  NINE MONTHS ENDED
                                    SEPTEMBER 30,
                                  -----------------
                                    2007     2006
                                   ------   ------
Balance, beginning of period       $1,258   $1,172
Provision charged to operating
   expenses                           138      147
Recoveries of loans charged off        75       67
Loans charged off                    (300)    (118)
                                   ------   ------
Balance, end of period             $1,171   $1,268
                                   ======   ======

NOTE 5 LONG TERM DEBT:

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh
(FHLB). The interest rates on all of the notes payable as of September 30, 2007 were fixed at the time of the advance and fixed rates range from 3.15% to 5.61%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 4.62% at September 30, 2007.

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

ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

     The provision for loan losses was $138,000 and $147,000 for the nine month periods ended September 30, 2007 and 2006 respectively. The allowance for loan losses ("ALL") was $1,171,000 (.83% of loans) at the end of the first nine months of 2007 compared with $1,258,000 (.93% of loans) at December 31, 2006. The ALL decrease was caused primarily by the level of loans charged off during the first six months of 2007. The Company continues to monitor the loan portfolio for signs of weakness or developing credit problems. Loan loss provision for each period is determined after evaluating the loan portfolio and determining the level of reserves necessary to absorb current charge-offs and maintain the reserve at adequate levels. See Note 4 for the amounts.

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

RESULTS OF OPERATIONS OVERVIEW

     Net income of $1,790,000 for the first nine months of 2007 represents an increase of 1.65% compared to the same period a year ago. Annualized returns on average equity and average assets for the nine months ended September 30, 2007 were 9.14% and 1.30%, respectively, compared with 9.51% and 1.33% for the same period in 2006. The net income for the first nine months of 2007 compared to same period in 2006 was relatively flat. While net interest income has increased, due to the volume of earning assets, increase in noninterest expenses has offset the increased net interest income.

     Also, during the first nine months of 2007, the interest margin has remained low due to the flat, and at times, inverted interest rate yield curve. This situation has caused the deposit rates to rise faster than the loan rates and has caused the Company's main source of income, net interest margin, to decline as a percentage of earning assets (See Table I).

NET INTEREST INCOME

     The Company's taxable equivalent net interest income increased by 2.60% for the first nine months of 2007 compared to the first nine months of 2006. This increase resulted from the increase in the average balance of loans as well as an increase in federal funds sold. Average balance of interest bearing liabilities grew by 6.19% while average balance of total earning assets grew by 6.61%. The Company's tax equivalent net yield on earnings assets for first nine months of 2007 was 4.65% compared to 4.83% for same period in 2006 as the cost of funds increased 75 basis points while the yield on earning assets increased 41 basis points. Seventeen consecutive increases by the Federal Reserve Board of the target rate of federal funds from June 2004 to June 2006 have caused the average rates earned on earning assets and the average rates paid on interest bearing liabilities to continue to increase. Unfortunately for the Company's interest margin, this rate increase has caused shorter term deposit rates to rise more than the rates earned on longer term loans and investments. As shown in the interest sensitivity analysis in Table II, the Company is in a liability sensitive position, meaning our liabilities mature and reprice faster than our assets. The last interest rate increase was in June of 2006 and as such some improvement is being seen in the net interest margin. In September 2007, the Federal Reserve lowered rates by 50 basis points. While this most recent rate cut has not had time to affect the Company's interest margin, we expect some relief from the steepening of the yield curve.

     Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

                                     TABLE I

ALLEGHENY BANCSHARES, INC.
NET INTEREST MARGIN ANALYSIS
(ON A FULLY TAXABLE EQUIVALENT BASIS)(DOLLAR AMOUNTS IN THOUSANDS)

                                    NINE MONTHS ENDED            NINE MONTHS ENDED
                                   SEPTEMBER 30, 2007           SEPTEMBER 30, 2006
                               --------------------------   --------------------------
                                AVERAGE   INCOME/            AVERAGE   INCOME/
                                BALANCE   EXPENSE   RATES    BALANCE   EXPENSE   RATES
                               --------   -------   -----   --------   -------   -----
Interest Income
   Loans (1), (2)              $137,496   $ 8,606   8.35%   $129,802    $7,615   7.82%
   Federal funds sold             2,722       103   5.05%      1,017        38   4.98%
   Interest bearing deposits        231         7   4.04%        338        12   4.73%
Investments
      Taxable                    16,339       588   4.80%     15,563       536   4.59%
      Nontaxable (2)             18,426       814   5.89%     17,627       788   5.96%
                               --------   -------   ----    --------    ------   ----
Total Earning Assets            175,214    10,118   7.70%    164,347     8,989   7.29%
                               --------   -------   ----    --------    ------   ----
Interest Expense
   Demand deposits               15,544       193   1.66%     18,024       205   1.52%
   Savings                       33,329       675   2.70%     28,950       431   1.99%
   Time deposits                 82,283     2,859   4.63%     75,792     2,129   3.75%
   Short-term borrowings          2,469        85   4.59%      2,920        90   4.11%
   Long-term debt                 5,835       191   4.36%      5,639       177   4.19%
                               --------   -------   ----    --------    ------   ----
   Total Interest Bearing
      Liabilities              $139,460   $ 4,003   3.83%   $131,325    $3,032   3.08%
                               --------   -------   ----    --------    ------   ----
   Net Interest Margin (1)                  6,115                        5,957
                                          =======                       ======
Net Yield on Interest
   Earning Assets                                   4.65%                        4.83%
                                                    ====                         ====

(1)  Interest on loans includes loan fees

(2) An incremental tax rate of 34% was used to calculate the tax equivalent income

NONINTEREST INCOME

     Noninterest income increased 14.55% during the first nine months of 2007 as compared to the same period in 2006. The increase was largely due to an increase in loan fees earned by our mortgage division, and increased ATM and debit card fee income. Second quarter 2006 noninterest income included a one time gain of $26,000 on the sale of the Company's credit card portfolio.

NONINTEREST EXPENSES

     Total noninterest expense increased $265,000 or 7.05% for the first nine months of 2007, as compared to 2006. Salaries and benefits increased by 9.90% due to the increase in the number of employees, merit increases, and higher benefit costs. The number of employees as measured by full time equivalents
(FTE) increased by 2.75 in the first nine months of 2007, as compared to the same period of 2006. This represents a 4.8% increase in number of employees.

Occupancy and equipment expenses increased by 13.50% primarily due to expenses of the new Harrisonburg, Virginia office. The Harrisonburg office was opened in July of 2006, and for the first nine months of 2007, the pre tax loss from the operations for this branch totaled $292,000. This compares to $139,000 loss for the same period in 2006.

INCOME TAX EXPENSE

     Income tax expense equaled 28.66% of income before income taxes for the nine months ended September 30, 2007 compared with 30.26% for the same period of 2006. This was partially due to the charge-off of a loan in 2007 which we had reserved for, but the actual tax benefit of this transaction was greater than the tax benefit that we had accrued. In addition, we received a $10,000 refund on an amended tax issue from the 2003 tax year.

LOANS AND PROVISION FOR LOAN LOSS

     Total loans were $141,057,000 at September 30, 2007, compared to $135,367,000 at December 31, 2006, representing a 4.20% increase. This growth in the loan portfolio is primarily driven by residential real estate loans, which has grown by 6.00% since December 31, 2006. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 82% of the loan portfolio is secured by real estate at September 30, 2007.

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

The following table summarizes the Company's nonperforming loans at September 30, 2007 and December 31, 2006 (in thousands of dollars):

                                   SEPTEMBER 30,   DECEMBER 31,
                                       2007            2006
                                   -------------   ------------
Nonaccrual loans                        $ 15           $104
Restructured loans                       144             24
Loans delinquent 90 days or more         494            206
                                        ----           ----
   Total Nonperforming Loans            $653           $334
                                        ====           ====

DEPOSITS

     The Company's deposits increased $5,873,000 or 3.93% during the first nine months of 2007. A schedule of deposits by type is shown in the balance sheets. The primary reason for this increase was the increase in non interest bearing checking accounts and certificates of deposit. Certificates of deposit increased even though the bank reduced the level of "brokered deposits". Brokered deposits are certificates of deposits (CD) that are purchased from a broker acting as an agent for depositors. They typically are sold in increments of $100,000 and usually have higher rates than the typical CD rates. The Company has used brokered deposits in the past for short-term funding. Due to growth in core deposits during the first nine months of 2007, the Company was able to decrease its balance of brokered deposits by $3,621,000. Time deposits of $100,000 or more were 16.00% and 17.06% of total deposits at September 30, 2007 and December 31, 2006, respectively.

BORROWINGS

     The Company borrows funds from the Federal Home Loan Bank (FHLB) to provide liquidity and to reduce interest rate risk. As competition for deposits have increased during periods of loan growth, FHLB borrowings have been utilized to help fund the loan growth. These borrowings have a fixed rate of interest and are amortized over a period of 5 to 20 years. Interest rates on these obligations range from 3.15% to 5.61%.

CAPITAL

     The Company continues to maintain a strong capital position to provide an attractive financial return to our shareholders and to support future growth. Capital as a percentage of total assets was 14.13% at September 30, 2007 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

UNCERTAINTIES AND TRENDS

     Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

LIQUIDITY AND INTEREST SENSITIVITY

     Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At September 30, 2007, the Company had liquid assets of approximately $8.71 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at September 30, 2007. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $89.1 million.

At September 30, 2007, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 27.67% for the one year repricing period. This rate reflects a very conservative estimate since we show an immediate runoff of accounts without a specific maturity date, and does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is -9.91%. This indicates that the Company is liability sensitive. But this negative gap ratio is within guidelines set by the Company and the Company expects interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a community bank operating in a rural environment. Table II shows the Company's interest sensitivity.

                                    TABLE II

ALLEGHENY BANCSHARES, INC.
INTEREST SENSITIVITY ANALYSIS
SEPTEMBER 30, 2007

(In Thousands of Dollars)

                                   0-3       4-12      1-5     OVER 5
                                  MONTHS    MONTHS    YEARS     YEARS    TOTAL
                                 -------   -------   -------   ------   -------
USES OF FUNDS:
Loans                             33,243    26,186    46,118   35,510   141,057
Federal funds sold                 6,213                                  6,213
Interest bearing deposits            548       100                          648
Investment securities                500     1,235    18,119   13,652    33,506
Restricted Investments                                          1,005     1,005
                                 -------   -------   -------   ------   -------
Total                             40,504    27,521    64,237   50,167   182,429
                                 -------   -------   -------   ------   -------
SOURCES OF FUNDS:
Deposits:
   Interest bearing demand        16,615                                 16,615
   Savings                        33,680                                 33,680
   Time deposits over $100,000     6,773    12,020     6,043             24,836
   Other time deposits            19,656    27,459    13,782      643    61,540
Short-term borrowings              1,700                 603              2,303
Long-term debt                       149       456     2,508    3,553     6,666
                                 -------   -------   -------   ------   -------
Total                             78,573    39,935    22,936    4,196   145,640
                                 -------   -------   -------   ------   -------
Discrete Gap                     (38,069)  (12,414)   41,301   45,971    36,789
Cumulative Gap                   (38,069)  (50,483)   (9,182)  36,789
Ratio of Cumulative Gap
   To Total Earning Assets        -20.87%   -27.67%    -5.03%   20.17%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at September 30, 2007. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -

Not Applicable

ITEM 1 A. RISK FACTORS -

No Material Changes

ITEM 2. CHANGES IN SECURITIES -

During the 3-month period ending September 30, 2007, the Company purchased some of the Company's stock to be held as treasury stock. This was not part of publicly announced plan. The details of the transaction were as follows:

                     TOTAL NUMBER    AVERAGE
                       OF SHARES    PRICE PER
       DATE            PURCHASED      SHARE
       ----          ------------   ---------
July 11, 2007              50         $58.00
July 19, 2007               2         $58.00
July 20, 2007             400         $58.00
August 8, 2007            406         $58.00
August 9, 2007            200         $58.00
September 27, 2007        170         $59.00

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

Not Applicable

ITEM 5. OTHER INFORMATION -

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON 8-K -

A.   EXHIBITS

     The following Exhibits are filed as part of this Form 10-Q

 No.                                  Description
 --                                   -----------
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

B.   REPORTS ON 8K

     No reports filed in the third quarter of 2007.

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

Date: November 9, 2007