Form 10-K
period 2007-12-31
ALLEGHENY BANCSHARES INC
filed 2008-03-21
CIK 1213662

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:
                    COMMON STOCK - $1.00 PAR VALUE PER SHARE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

          Large accelerated filer [ ]           Accelerated Filer         [ ]

          Non-accelerated filer   [X]           Smaller reporting company [ ]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of March 1, 2008 the aggregate market value of the voting stock held by non-affiliates, based on the last reported sales prices of $62.50 per share was $55,017,688.

     The number of shares outstanding of the registrant's common stock was 880,283 as of March 1, 2008.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Proxy Statement for the Annual Meeting of Shareholders to be held April 14, 2008 (the "Proxy Statement")

                            LOCATION OF EXHIBIT INDEX

        The index of exhibits is contained in Part IV herein on page 46.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
   Item 1. Business                                                           4
   Item 1B. Unresolved Staff Comments                                         5
   Item 2. Description of Property                                            5
   Item 3. Legal Proceedings                                                  5
   Item 4. Submission of Matters to a Vote of Security Holders                5

PART II
   Item 5. Market for Common Equity, Related Stockholder Matters and
           Issuer Purchases of Equity Securities                              6
   Item 6. Selected Financial Data                                            7
   Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8
   Item 8. Consolidated Financial Statements                                 18
   Item 9. Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures                                         41
   Item 9A. Controls and procedures                                          41

PART III
   Item 10. Directors, Executive Officers, Promoters and Control Persons:
            Compliance with Section 16(a) of the Exchange Act                41
   Item 11. Executive Compensation                                           42
   Item 12. Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                       42
   Item 13. Certain Relationships and Related Transactions                   42
   Item 14. Principal Accountant Fees and Services                           42

PART IV
   Item 15. Exhibits and Financial Statement Schedules                       42

PART I

ITEM 1. BUSINESS

GENERAL

     Allegheny Bancshares, Inc. (hereinafter referred to as the "Company" or "we"), incorporated under the laws of West Virginia in 2003, is a one-bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding stock of its subsidiary bank, Pendleton Community Bank ("Bank"). The Bank, headquartered in Franklin, West Virginia, was incorporated under the laws of West Virginia on March 9, 1925 and operates as a state chartered bank. The Bank is engaged in the general commercial banking business offering a full range of banking services focused primarily towards serving individuals, small to medium size businesses, the agricultural industry, and the professional community. The Bank strives to serve the banking needs of its customers while developing personal, hometown relationships.

LOCATION AND MARKET AREA

     The Bank's primary trade area includes the West Virginia localities of Pendleton, Grant, Hardy and Pocahontas counties including the towns of Franklin, Marlinton, Moorefield, and Petersburg. In addition, the Bank has opened an office in Rockingham County, Virginia just outside the City of Harrisonburg. The Bank's secondary trade area includes the neighboring counties of each respective office, including counties in West Virginia and Virginia. The Bank's business locations include their main office and operations center located in Franklin, West Virginia, a full service branch in Moorefield opened in July 1999, a full service branch in Marlinton, West Virginia opened in November 2001, and the most recent branch office near Harrisonburg, Virginia which opened in July of 2006.

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

EMPLOYEES

     As of December 31, 2007, the Bank had 59 full-time employees and 68 total employees. No one employee devotes full time service to Allegheny Bancshares, Inc.

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

     Many factors could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include the factors as set forth in the "Risk Factors" Item 1A. as well as the following: :

     - General economic conditions, either nationally or within the Company's markets, could be less favorable than expected;

     - Changes in market interest rates could affect interest margins and profitability;

     -    Competitive pressures could be greater than anticipated; and

     -    Legal or accounting changes could affect the Company's results.

     Any forward looking statements made by us in this Annual Report on 10-K speaks only as of the date on which we make it. New risks and uncertainties arise from time to time that are unpredictable. We have no duty to, and do not intend to update or revise the forward looking statements in this report except as may be required by law. In light of these risks and uncertainties you should keep in mind that any forward looking statements in this report might not occur.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Allegheny Bancshares has not submitted any matters to the vote of security holders for the quarter ending December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     The Company's common stock is currently not traded on any established market; however, the Company is frequently informed of the sales price at which common shares are exchanged. Other transactions may have occurred which were not reported to the Company. The Company acts as its own transfer agent.

     The amount of dividends payable by the Company depends upon its earnings and capital position, and is limited by the federal and state law, regulations and policy. A West Virginia state bank cannot pay dividends (without the consent of banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. The dividend limit as of January 1, 2008 is included in Note 11 to the financial statements.

     Annual dividends were declared as of December 31, 2007 and 2006 in the amount of 1.40 and 1.30 per share, respectively.

STOCKHOLDERS

     As of December 31, 2007, there were 717 shareholders of record. This amount includes all shareholders, whether individually or held by a brokerage firm or custodian in street name.

     The high and low trade prices of the Company's common stock reported to management were as follows:

                    2007                2006
              ----------------    ----------------
   Year        High       Low      High      Low
   ----       ------    ------    --------  ------
1st quarter   $72.50    $57.00    $60.00(1) $52.00
2nd quarter    58.00     57.00     52.00     52.00
3rd quarter    66.67(1)  57.00     70.53(1)  52.00
4th quarter    65.00     37.50(1)  67.50(1)  55.00

(1) This price was the result of a private sale and may not be indicative of the market for the Company's shares.

PURCHASES OF SECURITIES DURING LAST QUARTER OF 2007

                                                                        Maximum No.
                                                                      (or approximate
                                                                      Dollar Value) of
                                                  Total No. of       Shares (or Units)
                     Total No.   Avg. Price     Shares (or Units)     That May Yet Be
                    of Shares     Paid per    Purchased as Part of    Purchased Under
                    (or Units)      Share      Publicly Announced       the Plans or
Period               Purchased    (or Unit)     Plans or Programs         Programs
------              ----------   ----------   --------------------   -----------------
10/1/07- 10/31/07       350        $58.50              N/A                  N/A
11/1/07- 11/30/07         0        $  N/A              N/A                  N/A
12/1/07- 12/31/07         0        $  N/A              N/A                  N/A

Allegheny has not initiated any plans to repurchase its stock, however from time to time as the opportunity presents itself, the Company, as shown above, has repurchased shares.

ITEM 6. SELECTED FINANCIAL DATA

                                           Years ended December 31,
                             ----------------------------------------------------
                               2007       2006       2005       2004       2003
                             --------   --------   --------   --------   --------
                                 (Dollars in Thousands except per share data)
RESULTS OF OPERATIONS
Interest income              $ 13,177   $ 11,797   $ 10,226   $  9,323   $  9,143
Interest expense               (5,395)    (4,282)    (2,847)    (2,128)    (2,513)
                             --------   --------   --------   --------   --------
Net Interest Income             7,782      7,515      7,379      7,195      6,630
Provisions for loan losses       (187)      (162)      (219)      (183)      (120)
Noninterest income              1,282      1,029        859        512        432
Noninterest expenses           (5,440)    (5,027)    (4,529)    (4,112)    (3,708)
Income taxes                     (964)      (987)    (1,044)    (1,028)      (953)
                             --------   --------   --------   --------   --------
Net Income                   $  2,473   $  2,368   $  2,446   $  2,384   $  2,281
                             ========   ========   ========   ========   ========
PROFITABILITY RATIOS
Return on Average Assets         1.32%      1.34%      1.46%      1.49%      1.48%
Return on Average Equity         9.34%      9.15%      9.77%      9.95%      9.96%
PER COMMON SHARE
Net Income                   $   2.80   $   2.65   $   2.73   $   2.66   $   2.54
Cash Dividends Declared          1.40       1.30       1.20       1.10       1.00
Book Value                      30.35      28.87      27.77      26.82      25.63
Last Reported Market Price      58.50      57.00      57.00      49.00      37.00
Dividend Payout Ratio           49.84%     49.06%     43.92%     41.38%     39.45%
AT YEAR END
Assets                       $194,881   $184,017   $171,320   $162,239   $157,757
Deposits                      157,112    149,342    136,974    131,577    128,553
Loans                         146,785    134,108    124,433    117,228    110,516
Long-term Debt                  8,517      5,592      5,109      3,494      3,838
Stockholders' Equity           26,731     25,560     24,864     24,047     23,053
Equity to Assets Ratio          13.72%     13.89%     14.51%     14.82%     14.61%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Allegheny Bancshares, Inc. (Company) is a single bank holding company organized under the laws of West Virginia. The Company provides financial services through its wholly owned subsidiary Pendleton Community Bank (Bank).

     The Bank is a full service commercial bank offering financial services through four financial centers located in the West Virginia towns of Franklin, Moorefield and Marlinton, and a branch near Harrisonburg, Virginia. Currently it's primary trade area are these towns and the West Virginia counties of Pendleton, Hardy, and Pocahontas, and in Harrisonburg and Rockingham County, Virginia.

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

ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

     The provision for loan losses was $187,117 and $162,323 for the calendar years 2007 and 2006 respectively. The allowance for loan losses ("ALL") was $1,186,000 (.80% of loans) at the end of 2007 compared with $1,258,000 (.93% of loans) at December 31, 2006. The ALL decrease was due to increase in loans charged offs in 2007. The loans charged off exceeded our provision charged to the allowance, and recoveries in 2007. See Note 4 for the amounts.

     The ALL is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Managements' valuation of the ALL is based upon two principals of accounting: 1) SFAS No. 5 Accounting for Contingencies and SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Bank utilizes both of theses accounting standards by first identifying problem loans above a certain threshold and estimating losses based on the underlying collateral values, and second taking the remainder of the loan portfolio and separating the portfolio into pools of loans based on grade of loans as determined by the Company's internal grading system. We apply loss percentages based upon our historical loss rates, and make adjustments based on economic conditions. The determination of the ALL is subjective and actual losses may be more or less than the amount of the allowance. However, management believes that the allowance is a fair estimate of losses that exists in the loan portfolio as of the balance sheet date.

OVERVIEW

     Net income of the Company increased 4.41% from 2006 to 2007 and earnings per share increased 5.66% from $2.65 to $2.80. Earnings per share increased more as a percentage than net income due to lower number of shares outstanding. Increases of $242,000 in net interest income and $252,000 in noninterest income were primary factors in the increase in income. However, these large increases were partially offset due to a $413,000 increase in noninterest expenses.

     The increase in net interest income was caused primarily by growth in our loan portfolio. Average loans grew by 6.43% and the interest rate environment increased our yield on the total earning assets as shown in Table I. However rising interest rates on interest bearing liabilities grew faster than earnings.

NET INTEREST INCOME

     The primary source of the Company's earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits represent the major portion of interest-bearing liabilities. For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. The Company's taxable equivalent net interest income increased 5.27% in 2007 compared to 2006, due to the net growth of earning assets. The Company's net yield on interest earning assets for 2007 was 4.68% compared to 4.72% for 2006 as the yield on earning assets increased by 45 basis points while the cost of funds increased by 59 basis points. 2007 proved to be a tough year for the interest margin due to increased competition for deposits as well as the flat yield curve the Company has experienced the last couple of years. The cost of funds increased due to the repricing of deposits at higher current rates and the higher rates offered to attract new deposits. In addition, the flat and sometimes inverted yield curve that existed for practically all of 2007 made it difficult to increase rates on loans or find additional earnings in the bond market by investing farther out on the yield curve. As such, cost for the short term deposits increased more than the yield on our longer term interest bearing assets.

     During the first half of 2007 the growth of deposits outpaced the growth of loans as we were seeking local deposits to offset some other funding utilized during 2006. In the last half of 2007, loan growth exceeded deposit growth and once again we utilized funding from the Federal Home Loan Bank (FHLB). While this increased our interest expense, it also enabled the Company to mitigate interest rate risk by matching liabilities to the maturity of assets and the ability to offer customers longer term loan products.

     Due to the falling interest rate environment, it is anticipated that the interest margin may see an increase over the coming year as the faster repricing liabilities mature and are re-priced prior to assets being re-priced. However, changes in our asset mix and possible increase in competition for deposits could have an impact on this.

NONINTEREST INCOME

     Noninterest income consists of all revenues which are not included in interest and fee income related to earning assets. Noninterest income increased 24.52% during 2007 as compared to 2006. A large part of this increase was due to the non interest income being reduced in 2006 due to losses on sale of investments as the Company restructured its bond portfolio. Subtracting the losses incurred on sale of investments in 2006, the Company still had a 15.68% increase in non interest income. The increase was primarily due to increases of $34,000 in overdraft fees, and $113,000 increase in income generated by originating fixed rate loans for the secondary market.

NONINTEREST EXPENSES

     Noninterest expenses increased $413,000 in 2007 compared to 2006. Noninterest expenses as a percentage of average assets was 2.91% and 2.83% for each of the years ended December 31, 2007 and 2006, respectively. This increase is primarily attributable to a $306,000 increase in salaries and benefits as a result of an increase in the number of employees, merit increases, and higher benefit costs. The average full time equivalent (FTE) employees increased from 57 for 2006, to 61 for 2007. Salary expense increased by 12.77%, benefit costs increased by 8.67% and payroll tax expense increased by 7.05%. Total noninterest expenses associated with the new Harrisonburg financial center that opened in July of 2006 totaled $361,000 which was $148,000 more than 2006. Salary and benefits for the financial center was $150,100 more than 2006 and occupancy expense for this branch increased $35,000 from 2006.

INCOME TAX EXPENSE

     Income tax expense equaled 28.05% and 29.42% of income before income taxes for the years ended December, 31 2007 and 2006, respectively. Increases in tax exempt interest income on municipal bonds and tax exempt loans and tax free income on Bank Owned Life Insurance investment was the primary cause for the reduction in income tax expense as a percentage of income.

SECURITIES

     Schedules of securities by type and maturity are shown in Note 3 to the financial statements.

LOANS

     Total loans increased 9.31% during 2007 to $147,970,930. Loan growth in 2007 occurred primarily in the commercial loan portfolio and the residential land portfolio. The commercial loans are typically secured by agricultural land. A schedule of loans by type is shown in Note 4 of the financial statements. Approximately 84% of the loan portfolio is secured by real estate at December 31, 2007.

LOAN PORTFOLIO RISK FACTORS

     Nonperfoming loans include nonaccrual loans, loans over 90 days past due and restructured loans. Nonaccrual loans are loans in which interest accruals have been discontinued. Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. Loans accounted for on a nonaccrual basis were $9,403 at December 31, 2007. The Company has a substantial amount of loans in the loan portfolio related to agribusinesses; see Note 4 of the financial statements for additional details. Restructured loans are loans for which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties.

The following table summarizes the Company's nonperforming loans (in thousands of dollars):

                                 Years ended December 31,
                            ----------------------------------
                             2007    2006   2005   2004   2003
                            ------   ----   ----   ----   ----
Nonaccrual loans            $    9   $104   $155   $429   $  9
Restructured Loans             143     24     26     29     33
Loans delinquent 90 days
or more                        969    206    646    388    877
                            ------   ----   ----   ----   ----
Total nonperforming loans   $1,121   $334   $827   $846   $919
                            ======   ====   ====   ====   ====

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

     The allowance for loan losses decreased from $1,258,122 at December 31, 2006 to $1,185,826 at December 31, 2007. Net charge offs increased from $76,264 in 2006 to $259,413 in 2007. The provision for loan losses increased from $162,323 in 2006 to $187,117 in 2007. Based on historical losses, delinquency rates, a thorough review of the loan portfolio and after considering the elements of the preceding paragraph, management is of the opinion that the allowance for loan losses is appropriately stated in order to absorb losses in the current portfolio.

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

DEPOSITS

     The Company's primary source of funding is from local customer deposits. The company offers standard bank deposit products to local individuals and businesses. The Company also sought funding from brokered certificate of deposits during 2006, due to intense competition for local deposits and loan growth that needed to be funded. As of December 31, 2006 the Company had $3,015,000 of brokered deposits but did not renew this funding source during 2007. The Company's deposits increased $7,770,278 or 5.20% during 2007 and $12,367,923 or 9.03% during 2006. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 17.04% and 17.06% of total deposits at December 31, 2007 and 2006 respectively.

LONG-TERM DEBT

     The Company has from time to time borrowed long term debt from the Federal Home Loan Bank in order to fund long-term, fixed rate loan products to qualifying customers. The Company made principal payments of $575,000 and $517,000 in 2007 and 2006, respectively. The following table shows the FHLB debt as of December 31, 2007.

                                    (Dollars in Thousands)

                    Interest    Loan    Term of    Current
Loan Date             Rate     Amount     Loan     Balance
---------           --------   ------   --------   -------
March 18, 2003        3.77%    $1,000   10 years    $  572
June 18, 2003         3.15%    $2,000   10 years    $1,177
October 20, 2003      4.28%    $1,000   10 years    $  635
June 8, 2005          4.58%    $1,000   20 years    $  919
July 11, 2005         4.77%    $1,000   20 years    $  923
March 22, 2006        5.40%    $  500   15 years    $  460
March 22, 2006        5.31%    $  500    5 years    $  340
July 11, 2007         5.57%    $  750   20 years    $  741
July 11, 2007         5.61%    $  750   20 years    $  750
December 17, 2007     4.22%    $1,000    3 years    $1,000
December 17, 2007     4.14%    $1,000    2 years    $1,000
                                                    ------
   Total FHLB Debt at December 31, 2007             $8,517
                                                    ======

     Maturity schedule and other information on this debt can be found in Note 10 to the financial statements.

CAPITAL

     Capital as a percentage of total assets was 13.72% at December 31, 2007 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory guidelines.

UNCERTAINTIES AND TRENDS

     Management is not aware of any trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

LIQUIDITY AND INTEREST SENSITIVITY

     At December 31, 2007, the Company had liquid assets of approximately $3.1 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at December 31, 2007. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds under established lines of credit of $7.7 million.

     The Company has relied on local deposits to fund loan growth in the past. This has become more difficult and expensive in the current rate environment. There is much competition for deposits locally and the bank has explored other avenues of funding such as brokered certificates of deposits and Federal Home Loan Bank borrowings. In the current interest rate environment it has been difficult to earn the typical interest margin on the interest rate spread between short term rates and long term rates, since there is very little increase in interest rates on the longer term assets such as investments and loans.

     This interest rate environment has also changed the pattern of the banking customers. Customers are wanting longer term adjustable rate mortgages and fixed rate mortgages, as longer term rates remain low, yet on the deposit side they are demanding short term deposit products since longer term deposit rates have not increased as quickly as the short-term rates. As of this writing we see indications of a normalizing yield curve as short term rates drop. But should the flat yield curve we have experienced during last couple of years continue into the future, the Company could continue to experience pressure on its net interest margin.

TABLE I

                           ALLEGHENY BANCSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (ON A FULLY TAX EQUIVALENT BASIS)
                                 (IN THOUSANDS)

                                    Year Ended                   Year Ended
                                 December 31, 2007            December 31, 2006
                            --------------------------   --------------------------
                             Average   Income/            Average   Income/
                             Balance   Expense   Rates    Balance   Expense   Rates
                            --------   -------   -----   --------   -------   -----
Interest Income
   Loans(1)                 $139,365   $11,665    8.37%  $130,942   $10,250    7.83%
Federal funds sold             2,755       139    5.05%     1,893        99    5.22%
Interest bearing deposits
   in banks                      293        15    5.12%       290        14    4.83%
Investments
   Taxable                    16,189       778    4.81%    16,129       744    4.61%
   Nontaxable(2)              18,390     1,082    5.88%    17,608     1,045    5.93%
                            --------   -------    ----   --------   -------    ----
   Total Earning Assets     $176,992   $13,679    7.73%  $166,862   $12,152    7.28%
                            ========   -------    ----   ========   -------    ----
Interest Expense
   Demand deposits          $ 15,691   $   259    1.65%  $ 17,899   $   280    1.56%
   Savings                    33,340       861    2.58%    29,563       627    2.12%
   Time deposits              84,524     3,896    4.61%    77,470     3,021    3.90%
   Short-term borrowings       2,399       108    4.50%     2,805       117    4.17%
   Long-term borrowings        6,111       270    4.41%     5,647       237    4.20%
                            --------   -------    ----   --------   -------    ----
   Total Interest Bearing
      Liabilities           $142,065     5,394    3.80%  $133,384     4,282    3.21%
                            ========   -------           ========   -------
   Net Interest Margin(1)              $ 8,285                      $ 7,870
                                       =======                      =======
Net yield on interest
   Earning assets                         4.68%                       4.72%
                                       =======                      =======

(1)  Interest on loans includes loan fees.

(2) An incremental tax rate of 34% was used to calculate the tax equivalent income.

Average noninterest bearing deposits for 2007 and 2006 were $17,676 and $16,791, respectively.

TABLE II

                           ALLEGHENY BANCSHARES, INC.
               EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME
                        (ON A FULLY TAX EQUIVALENT BASIS)
                                 (IN THOUSANDS)

                             2007 Compared to 2006     2006 Compared to 2005
                              Increase (Decrease)       Increase (Decrease)
                            ----------------------   ------------------------
                            Volume   Rate    Total   Volume    Rate     Total
                            ------   ----   ------   ------   ------   ------
Interest Income
Loans                        $660    $755   $1,415    $503    $  912   $1,415
Federal funds sold             45      (5)      40       3        34       37
Interest bearing deposits
   in banks                    --       1        1      (1)        6        5
Investments
   Taxable                      3      31       34      50        86      136
   Nontaxable                  46      (9)      37     (43)        9      (34)
                             ----    ----   ------    ----    ------   ------
   Total Earning Assets      $754    $773   $1,527    $512    $1,047   $1,559
                             ====    ====   ======    ====    ======   ======
Interest Expense
   Demand deposits           $(34)   $ 13   $  (21)   $(12)   $   44   $   32
   Savings                     80     154      234      22       302      324
   Time deposits              275     600      875     178       804      982
Other borrowings                2      22       24      24        72       96
                             ----    ----   ------    ----    ------   ------
Total interest bearing
   liabilities                323     789    1,112     212     1,222    1,434
                             ----    ----   ------    ----    ------   ------
Net Interest Income          $431    $(16)  $  415    $300    $ (175)  $  125
                             ====    ====   ======    ====    ======   ======

NOTE: Volume changes have been determined by multiplying the prior years' average rate by the change in balances outstanding. The rate change is the difference between the total change and the volume.

TABLE III

                           ALLEGHENY BANCSHARES, INC.
                          INTEREST SENSITIVITY ANALYSIS
                                 (IN THOUSANDS)
                                DECEMBER 31, 2007

                                 0 to 3     4 to 12    1 to 5     Over 5
                                 Months     Months      Years     Years      Total
                                --------   --------   --------   -------   --------
USES OF FUNDS:
Loans:                          $ 30,026   $ 31,564   $ 48,960   $37,421   $147,971
Interest bearing bank deposit        259                                        259
Investment securities                499      1,884     16,060    13,178     31,621
Federal funds sold                    34                                         34
                                --------   --------   --------   -------   --------
   Total Earning Assets           30,818     33,448     65,020    50,599    179,885
                                --------   --------   --------   -------   --------
SOURCES OF FUNDS:
Interest bearing
   demand deposits                15,134                                     15,134
Savings deposits                  33,040                                     33,040
Time deposits
   $100,000 and over               5,684     13,988      7,103               26,775
Other time deposits               17,620     31,388     14,301       604     63,913
Other borrowings                   1,867        461      4,505     3,401     10,234
                                --------   --------   --------   -------   --------
   Total Interest Bearing
      Liabilities                 73,345     45,837     25,909      4005    149,096
                                --------   --------   --------   -------   --------
Discrete Gap                     (42,527)   (12,389)    39,111    46,594      30789
Cumulative Gap                   (42,527)   (54,916)   (15,805)   30,789
Ratio of Cumulative Gap
   to Total Earning Assets        -23.64%    -30.53%    -8.79%     17.12%     17.12%
                                ========   ========   ========   =======   ========
Rate Risk:
Loans with predetermined
   rates                        $  7,131   $ 13,754   $ 21,567   $35,740   $ 78,192
Loans with variable/
   adjusted rates                 22,895     17,810     27,393     1,681     69,779

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

TABLE IV

                           ALLEGHENY BANCSHARES, INC.
                          LOAN LOSS ALLOWANCE ACTIVITY
                                 (IN THOUSANDS)

                                2007     2006
                               ------   ------
Beginning balance              $1,258   $1,172
Provision charged to expense      187      162
Loan losses:
   Commercial                     142        0
   Consumer                       198      166
   Real estate                      9        3
                               ------   ------
   Total Loan Losses              349      169
                               ------   ------
Recoveries:
   Commercial                       2        3
   Consumer                        86       90
   Real estate                      2        0
                               ------   ------
   Total Loan Recoveries           90       93
                               ------    -----
   Net Loan Losses                259       76
                               ------    -----
   Ending balance              $1,186   $1,258
                               ======    =====
Net loan losses as a percent
   of average loans               .19%     .06%
Allowance as a percent of
   year end loans                 .80%     .93%

ANALYSIS OF ENDING BALANCE

                      December 31, 2007                  December 31, 2006
              --------------------------------   --------------------------------
                       Percent of   Percent of            Percent of   Percent of
              Amount    Allowance      Loans     Amount    Allowance      Loans
              ------   ----------   ----------   ------   ----------   ----------
Commercial    $  340      28.67%       46.67%    $  641      50.95%       46.90%
Consumer         584      49.24%        7.92%       143      11.37%        8.27%
Real estate      262      22.09%       45.41%       472      37.52%       44.83%
Unallocated       --         --%          --%         2        .16%          --%
              ------     ------       ------     ------     ------       ------
Total         $1,186     100.00%      100.00%    $1,258     100.00%      100.00%
              ======     ======       ======     ======     ======       ======

TABLE V

                           ALLEGHENY BANCSHARES, INC.
                     TIME DEPOSIT MATURITIES - OVER $100,000
                                 (IN THOUSANDS)

                                    2007      2006
                                  -------   -------
Maturity
   Three months or less           $ 5,684   $ 6,689
   Over three to twelve months     13,988    12,797
   Over one year to three years     6,261     4,847
   Over three years                   842     1,146
                                  -------   -------
   Total                          $26,775   $25,479
                                  =======   =======

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      19

Consolidated Balance Sheets for the years ended
   December 31, 2007 and 2006                                                20

Consolidated Statements of Income for the years ended
   December 31, 2007 and 2006                                                21

Consolidated Statements of Changes in Stockholders' Equity for the years
   ended December 31, 2007 and 2006                                          22

Consolidated Statements of Cash Flows for the years ended
   December 31, 2007 and 2006                                                23

Notes to Consolidated Financial Statements                                   24

(ELLIOTT DAVIS LOGO)                                         104 Cranberry Road
ACCOUNTS AND BUSINESS ADVISORS                               Post Office Box 760
                                                             Galax, VA 24333

                                                             Phone 276.238.1800
                                                             Fax 276.238.1801

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Allegheny Bancshares, Inc.
Franklin, West Virginia

We have audited the consolidated balance sheets of Allegheny Bancshares, Inc. and subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Allegheny Bancshares, Inc. and subsidiary as of December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.


                                        /s/ Elliott Davis, LLC

Galax, Virginia
February 29, 2008

ALLEGHENY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

                                                                    2007            2006
                                                                ------------    ------------
                            ASSETS
Cash and due from banks (Note 2)                                $  2,846,286    $  2,174,186
Federal funds sold                                                    34,000       3,601,000
Interest bearing deposits in banks                                   259,020         129,926
Investment securities available for sale (Note 3)                 31,121,066      34,007,809
Investment securities held to maturity fair value of $501,000
   and $490,000 in 2007 and 2006 (Note 3)                            500,000         500,000
Restricted equity securities (Note 3)                              1,667,004         967,277
Loans receivable, net of allowance for loan losses of
   $1,185,826 in 2007 and $1,258,122 in 2006 (Note 4)            146,785,104     134,108,322
Bank premises and equipment, net (Note 5)                          6,539,518       6,748,846
Interest receivable                                                1,224,855       1,307,971
Bank owned life insurance (Note 6)                                 3,518,386              --
Other assets                                                         385,415         471,246
                                                                ------------    ------------
   Total Assets                                                 $194,880,654    $184,016,583
                                                                ============    ============
                         LIABILITIES
Deposits
   Noninterest bearing                                          $ 18,249,818    $ 16,335,928
   Interest bearing
      Demand                                                      15,133,535      16,917,934
      Savings                                                     33,040,474      32,765,040
      Time deposit over $100,000 (Note 7)                         26,775,155      25,479,182
      Time deposits (Note 7)                                      63,913,065      57,843,685
                                                                ------------    ------------
   Total Deposits                                                157,112,047     149,341,769
Treasury tax and loan deposit note                                   305,567         277,571
Securities sold under agreements to repurchase (Note 8)            1,411,605       2,491,352
Accrued expenses and other liabilities                               802,825         754,066
Long-term debt (Note 10)                                           8,517,265       5,592,095
                                                                ------------    ------------
   Total Liabilities                                             168,149,309     158,456,853
                                                                ------------    ------------
Commitments and contingencies                                             --              --
                   STOCKHOLDERS' EQUITY
Common stock - $1 par value, 2,000,000 shares
   Authorized, 900,000 issued                                        900,000         900,000
Additional paid in capital                                           900,000         900,000
Retained earnings (Note 11)                                       25,836,201      24,595,943
Accumulated other comprehensive income (loss)                        154,201         (60,150)
Treasury stock (at cost, 19,717 and 14,789 shares in 2007
   and 2006, respectively)                                        (1,059,057)       (776,063)
                                                                ------------    ------------
      Total Stockholders' Equity                                  26,731,345      25,559,730
                                                                ------------    ------------
   Total Liabilities and Stockholders' Equity                   $194,880,654    $184,016,583
                                                                ============    ============

         The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, AND 2006

                                                      2007          2006
                                                  -----------   -----------
INTEREST INCOME:
   Loans, including fees                          $11,531,097   $10,250,264
   Federal funds sold                                 138,751        98,676
   Interest bearing deposits in banks                  14,515        13,860
   Investment securities - taxable                    778,460       743,995
   Investment securities - nontaxable                 714,066       689,898
                                                  -----------   -----------
   Total Interest Income                           13,176,889    11,796,693
                                                  -----------   -----------
INTEREST EXPENSE:
   Interest on deposits                             5,017,002     3,928,030
   Interest on borrowed money                         378,259       353,690
                                                  -----------   -----------
   Total Interest Expense                           5,395,261     4,281,720
                                                  -----------   -----------
NET INTEREST INCOME                                 7,781,628     7,514,973
PROVISION FOR LOAN LOSSES (NOTE 4)                    187,117       162,323
                                                  -----------   -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                        7,594,511     7,352,650
                                                  -----------   -----------
NONINTEREST INCOME:
   Service charges, fees and commissions              797,358       763,183
   Increase in bank owned life insurance               18,386            --
   Gain (Loss) on sale of investment securities            --       (78,635)
   Other operating income                             466,568       345,282
                                                  -----------   -----------
   Total Noninterest Income                         1,282,312     1,029,830
                                                  -----------   -----------
NONINTEREST EXPENSES:
   Salaries and benefits                            2,902,523     2,596,942
   Occupancy expense                                  362,373       322,980
   Equipment expense                                  632,142       646,455
   Director's fees                                    175,675       184,310
   Other expenses                                   1,367,699     1,276,308
                                                  -----------   -----------
   Total Noninterest Expenses                       5,440,412     5,026,995
                                                  -----------   -----------
INCOME BEFORE INCOME TAXES                          3,436,411     3,355,485
INCOME TAX EXPENSE (NOTE 12)                          963,757       987,311
                                                  -----------   -----------
NET INCOME                                        $ 2,472,654   $ 2,368,174
                                                  ===========   ===========
   Net income per share                           $      2.80   $      2.65
                                                  ===========   ===========
   Cash dividends paid per share                  $      1.40   $      1.30
                                                  ===========   ===========
   Average Weighted Shares Outstanding                881,858       893,693
                                                  ===========   ===========

         The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                     Accumulated
                                                         Additional                     Other
                                               Common      Paid In      Retained    Comprehensive     Treasury
                                   Total        Stock      Capital      Earnings     Income(Loss)      Stock
                                -----------   --------   ----------   -----------   -------------   -----------
BALANCE, DECEMBER 31,
   2005                         $24,863,806   $900,000    $900,000    $23,388,879     $(116,768)    $  (208,305)
Comprehensive Income
   Net income                     2,368,174                             2,368,174
   Change in unrealized
      gain on available for
      sale securities, net
      of taxes of $2,433              4,723                                               4,723
Reclassification adjustment
      net of taxes $26,740           51,895                                              51,895
                                -----------
   Total Comprehensive
      Income                      2,424,792
Purchase of treasury
   stock                           (567,758)                                                           (567,758)
Dividends paid                   (1,161,110)                           (1,161,110)
                                -----------   --------    --------    -----------     ---------     -----------
BALANCE, DECEMBER 31,
   2006                          25,559,730    900,000     900,000     24,595,943       (60,150)       (776,063)
Comprehensive Income
   Net income                     2,472,654                             2,472,654
   Change in unrealized
      gain on available for
      sale securities, net of
      taxes of $107,036             214,351                                             214,351
                                -----------
   Total Comprehensive
      Income                      2,687,005
Purchase of treasury
   stock                           (282,994)                                                           (282,994)
Dividends paid                   (1,232,396)                           (1,232,396)
                                -----------   --------    --------   ------------     ---------     -----------
BALANCE, DECEMBER 31,
      2007                      $26,731,345   $900,000    $900,000    $25,836,201     $ 154,201     $(1,059,057)
                                ===========   ========    ========    ===========     =========     ===========

         The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                           2007           2006
                                                       ------------   ------------
OPERATING ACTIVITIES
   Net income                                          $  2,472,654   $  2,368,174
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                          187,117        162,323
         Depreciation and amortization                      502,491        491,547
         Loss (Gain) on security transactions                    --         78,635
         Net amortization of securities                      17,719         23,986
         Gain on sale of equipment                              (32)        (7,195)
         Deferred income (tax) benefit                       24,162        (36,291)
         Increase in bank owned life insurance              (18,386)            --
         Net change in:
            Interest receivable                              83,115       (254,675)
            Other assets                                    (48,145)       (80,431)
            Accrued expense and other liabilities            48,759        180,001
                                                       ------------   ------------
         Net Cash Provided by Operating Activities        3,269,454      2,926,074
                                                       ------------   ------------
INVESTING ACTIVITIES
   Net change in federal funds sold                       3,567,000     (2,060,000)
   Net change in interest bearing deposits in banks        (129,094)       374,691
   Proceeds from sales, calls and maturities of
      available for sale securities                       5,486,356      9,165,255
   Purchase of available for sale securities             (2,295,944)    (9,734,864)
   Net increase in restricted investments                  (699,727)      (452,177)
   Proceeds from sale of equipment                               32         23,020
   Purchase of life insurance                            (3,500,000)            --
   Purchase of bank premises and equipment                 (290,385)    (1,204,615)
   Net change in loans                                  (12,863,899)    (9,837,719)
                                                       ------------   ------------
   Net Cash Used in Investing Activities                (10,725,661)   (13,726,409)
                                                       ------------   ------------
FINANCING ACTIVITIES
   Net change in:
      Demand and savings deposits                           404,925        946,086
      Time deposits                                       7,365,353     11,421,838
      Treasury tax and loan deposit note                     27,996         22,003
      Securities sold under agreements to repurchase     (1,079,747)    (1,008,208)
   Proceeds from long-term debt                           3,500,000      1,000,000
   Curtailments of long-term debt                          (574,830)      (516,621)
   Purchase of treasury stock                              (282,994)      (567,758)
   Cash dividends paid                                   (1,232,396)    (1,161,110)
                                                       ------------   ------------
   Net Cash Provided by Financing Activities              8,128,307     10,092,224
                                                       ------------   ------------
NET INCREASE (DECREASE) IN CASH AND
   DUE FROM BANKS                                           672,100       (708,111)
Cash and due from banks, January 1                        2,174,186      2,882,297
                                                       ------------   ------------
Cash and due from banks, December 31                   $  2,846,286   $  2,174,186
                                                       ============   ============
Supplemental Disclosure of Cash Paid During the
   Year for:
      Interest                                         $  5,425,494   $  4,157,851
      Income taxes                                          998,000      1,030,000

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

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan and foreclosed real estate losses, management obtains independent appraisals for significant properties.

While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company's allowances for loan losses. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan losses may change materially in the near term.

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

LOANS - Loans are intended to be held until maturity and are shown on the balance sheet net of the allowance for loan losses. Interest is computed by effective interest method which generally result in level rates of return on principal. Interest income generally is not recognized on loans classified as nonaccrual loans. Payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received. Loans will remain in nonaccrual status unless the loans are brought current per the loan contract and financial conditions have improved to a point that the likelihood of further loss is remote.

Loan origination fees are recognized in the period the loan is made and costs of origination are expensed in the period that the costs are incurred. This is a deviation from generally accepted accounting principals (GAAP) that indicate that these fees and costs should be capitalized and recognized as an adjustment to yield of the related loan. The Company has calculated this costs and the amount of it's deviation from GAAP, and has determined that there is not a significant impact on the financial statements.

The Company grants commercial, real estate and consumer installment loans to its customers. Collateral requirements for loans are determined on a loan-by-loan basis depending upon the purpose of the loan and the financial condition of the borrower.

In the normal course of business, to meet the credit needs of its customers, the Company has made commitments to extend credit. These commitments represent a credit risk, which is not recognized in the Company's balance sheet. The Company uses the same credit policies in making commitments as it does for other loans. Commitments to extend credit are generally made for a period of one year or less and interest rates are determined when funds are disbursed. Collateral and other security for the loans are determined on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the contract or notional amounts do not necessarily represent future cash requirements. See Note 17 for lending commitments as of December 31, 2007 and 2006.

The accrual of interest on all loans is discontinued when in management's opinion the borrower may be unable to meet payments as they become due. These loans are considered nonaccrual loans, and all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Loans are charged against the allowance when management believes the financial condition of the borrower is at a point that the payments on the loan can not be expected through any of the any of the available repayment options. Subsequent recoveries are added back to the allowance.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Management's quarterly evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Managements' valuation of the ALL is based upon two principals of accounting: 1) Statement of Financial Accounting Standards (SFAS) No. 5 Accounting for Contingencies and SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The Bank utilizes both of theses accounting standards by first identifying problem loans above a certain threshold and estimating losses based on the underlying collateral values, and second, taking the remainder of the loan portfolio and separating the portfolio into pools of loans. These pools are based on grade of loans as determined by the Company's internal grading system, and the type of loan. We apply loss percentages based upon our historical loss rates, and make adjustments based on economic conditions.

The determination of the ALL is subjective and actual losses may be more or less than the amount of the allowance. However management believes that the allowance is a fair estimate of losses that exists in the loan portfolio as of the balance sheet date.

BANK PREMISES AND EQUIPMENT - Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over the estimated useful lives of the assets principally on a straight-line method. For buildings and improvements the estimated useful lives are between 10 and 50 years, the estimated lives for furniture and equipment are 5 to 10 years.

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

BASIC EARNINGS PER SHARE - Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

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

RECENT ACCOUNTING PRONOUNCEMENTS -In February 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 159 ("FAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

No. 115." FAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. FAS 159 also requires entities to report those financial assets and financial liabilities measure at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, FAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of FAS 157. The Company has determined that it does not intend to elect to use the fair value option to value financial assets and liabilities in accordance with FAS 159.

In December 2007, the FASB issues FAS No. 141R, "Business Combinations" ("FAS 141R"), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. FAS 141R will become effective for our fiscal year beginning January 1, 2009. We are currently evaluating the effect that the adoption of FAS 141R will have on our consolidated financial statements.

NOTE 2 CASH AND DUE FROM BANKS:

The Company is required by the Federal Reserve to maintain reserve balance based upon a percentage of deposits. The Company meets this requirement through cash on hand and balances held with its correspondent bank. The reserve requirement at December 31, 2006 and 2007 were $773,000 and $807,000 respectively.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 SECURITIES:

The amortized cost and fair values of securities are as follows:

                                               Gross Unrealized
                                   Amortized   ----------------     Fair
(In Thousands)                       Cost       Gains   Losses     Value
                                   ---------    -----   ------    -------
December 31, 2007
Securities Available-for-Sale
   Mortgaged-backed obligations
      of federal agencies           $ 2,984      $ 11    $ 34     $ 2,961
   Government sponsored
      enterprises                     9,489        90      --       9,579
   Obligations of states and
      political subdivisions         18,282       203      35      18,450
   Other equities                       131        --      --         131
                                    -------      ----    ----     -------
                                    $30,886      $304    $ 69     $31,121
                                    =======      ====    ====     =======
Securities Held-to-Maturity
   Government sponsored
      enterprises                   $   500      $  1    $ --     $   501
                                    =======      ====    ====     =======
December 31, 2006
Securities Available-for-Sale
   Mortgaged-backed obligations
      of federal agencies           $ 3,667      $  5    $ 96     $ 3,576
   Government sponsored
      enterprises                    11,730         4      63      11,671
   Obligations of states and
      political subdivisions         18,599       153      91      18,661
   Other equity securities              100        --      --         100
                                    -------      ----    ----     -------
                                    $34,096      $162    $415     $34,008
                                    =======      ====    ====     =======
Securities Held-to-Maturity
   Government sponsored
      enterprises                   $   500      $ --    $ 10     $   490
                                    =======      ====    ====     =======

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 SECURITIES (CONTINUED):

For the years ended December 31, 2007, and 2006, proceeds from sales, calls and maturities of securities available for sale amounted to $4,810,000 and $9,165,255, respectively. Gross realized losses amounted to $78,635 in 2006. No gains or losses were realized in 2007.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous, unrealized loss position at December 31, 2007 and 2006. The unrealized losses on the Company's investments were caused by interest rate increases in the current interest rates of similar issues and no material impairment of value is due to deteriorating financial condition of the issuers. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those 16 investments to be other-than-temporary impaired at December 31, 2007.

                                 LESS THAN 12 MONTHS   12 MONTHS OR GREATER
                                 -------------------   --------------------    TOTAL
                                  Fair    Unrealized     Fair    Unrealized    Fair
                                 Value      Losses       Value     Losses      Value
                                 ------   ----------    ------   ----------   ------
DESCRIPTION OF SECURITIES
Mortgage-backed obligations of
   federal agencies              $    0        $0       $2,537       $34      $2,536
Obligations of states and
   political subdivisions         2,150         4        1,855        31       4,005
                                 ------       ---       ------       ---      ------
   Total                         $2,150        $4       $4,891       $65      $7,041
                                 ======       ===       ======       ===      ======

A maturity schedule of securities in thousands as of December 31, 2007, by contractual maturity is shown below. Actual maturities may differ because borrowers may have the right to call or prepay obligations.

                                                                 WEIGHTED
                                           AMORTIZED     FAIR     AVERAGE
DUE                                           COST      VALUE      YIELD
---                                        ---------   -------   --------
Securities Available-for-Sale
   In one year or less                      $ 2,374    $ 2,384     5.54%
   After one year through five years         15,859     16,060     5.27%
   After five years through ten years        10,631     10,646     5.10%
   After ten years through fifteen years      2,022      2,031     5.28%
                                            -------    -------     ----
                                            $30,886    $31,121     5.24%
                                            =======    =======     ====
Securities Held-to-Maturity
   After five years through ten years       $   500    $   501     5.05%
                                            =======    =======     ====

The carrying value of securities pledged by the Company to secure deposits, repurchase agreements and for other purposes amounted to $15,138,622 and $15,727,683 at December 31, 2007 and 2006, respectively. The fair value of these pledged securities approximates the carrying value. Weighted average yields have been computed on a tax equivalent basis using an incremental tax rate of 34%.

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

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 LOANS RECEIVABLE:

Loans receivable outstanding are summarized as follows:

                                                                                       December 31
                                                                                   -------------------
                                                                                     2007       2006
                                                                                   --------   --------
                                                                                      (In Thousands)
Loans secured by deeds of trust on real estate
   Construction and land development                                               $ 15,925   $ 14,231
   Agribusiness                                                                      13,892     14,592
   1-4 family residential properties                                                 60,646     55,816
   Multi family (5 or more) residential properties                                      211        269
   Non-farm non-residential properties                                               24,152     22,202
Loans to finance agricultural production and other loans to farmers                   3,790      4,136
Commercial and industrial loans                                                      12,646      8,592
Personal installment loans                                                           11,699     11,255
All other loans                                                                       5,010      4,273
                                                                                   --------   --------
Subtotal                                                                            147,971    135,366
Less Allowance for loan losses                                                        1,186      1,258
                                                                                   --------   --------
Loans Receivable                                                                   $146,785   $134,108
                                                                                   ========   ========

A summary of transactions in the allowance for loan losses follows in thousands:

                                          2007     2006
                                         ------   ------
Balance at Beginning of Year             $1,258   $1,172
Provision charged to operating expense      187      162
Loan recoveries                              90       93
Loan charge-offs                           (349)    (169)
                                         ------   ------
Balance at End of Year                   $1,186   $1,258
                                         ======   ======

The following is a summary of information pertaining to impaired loans at December 31, in thousands:

                                                         2007     2006
                                                        ------   ------
Total Impaired Loans (All with a valuation allowance)   $1,208   $1,210
                                                        ======   ======
Valuation allowance related to impaired loans           $  265   $  282
                                                        ======   ======

The average annual recorded investment in impaired loans and interest income recognized on impaired loans in thousands for the years ended December 31, 2007 and 2006 is summarized below:

                                                         2007     2006
                                                        ------   ------
Average investment in impaired loans                    $1,080   $1,450
                                                        ======   ======
Interest income recognized on impaired loans            $   77   $   92
                                                        ======   ======

No additional funds are committed to be advanced in connection with impaired loans.

Loans accounted for on a nonaccrual basis were $9,403 and $104,084 at December 31, 2007 and 2006 (.01% and .08% of total loans), respectively. Accruing loans which are contractually past due

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 LOANS RECEIVABLE (CONTINUED):

90 days or more as to principal or interest totaled $968,588 and $205,679 at December 31, 2007 and 2006 (.65%, and .15% of total loans), respectively. Past due status is determined based on the contractual terms of the loan agreement.

Foreclosed and repossessed assets totaled $45,300 and $69,525 at December 31, 2007 and 2006 respectively.

NOTE 5 COMPANY PREMISES AND EQUIPMENT:

Company premises and equipment are summarized as follows:

                                        December 31
                                     ----------------
                                       2007     2006
                                     -------   ------
                                      (In Thousands)
Company buildings and improvements   $ 6,072   $5,935
Furniture and equipment                4,040    4,045
                                     -------   ------
                                      10,112    9,980
Less accumulated depreciation          3,572    3,231
                                     -------   ------
Company Premises and Equipment       $ 6,540   $6,749
                                     =======   ======

Depreciation expense on these premises and equipment totaled $499,713 and $488,769 for the years ended December 31, 2007, and 2006 respectively.

NOTE 6 BANK OWNED LIFE INSURANCE:

The Company, in an effort to attract and retain employees, offers a variety of benefits to full time employees. The costs of these benefits continue to grow faster than inflation. In order to offset some of these costs and to offer other benefits the Company has invested in a Bank Owned Life Insurance (BOLI) contract. Earnings on these contracts are tax exempt, and are very attractive in comparison with other long-term investments.

NOTE 7 TIME DEPOSITS:

At December 31, 2007, the scheduled maturities of time deposits in thousands are as follows:

2008                          $ 66,461
2009                            15,260
2010                             3,799
2011                             1,477
2012                             3,087
Thereafter                         604
                              --------
Total                         $ 90,688
                              ========
Deposits more than $100,000    (26,775)
                              --------
Other Time Deposits           $ 63,913
                              ========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 SECURITES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date, unless classified as a term repurchase agreement. The maturity of the term repurchase agreement would generally mature within six months to two years. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The weighted average interest rate on these agreements was 4.50% during 2007. The highest month end balance during 2007 was $2,455,082. For 2006, the highest month end balance was $3,339,304 and the average interest rate was 4.03%.

NOTE 9 LINES OF CREDIT:

The Company has lines of credit with Silverton Bank totaling $7,700,000. As of December 31, 2007, the Company had no outstanding debt on this line. The Line of Credit is unsecured. These borrowings will carry interest at prevailing federal funds rates when and if funds are borrowed.

NOTE 10 LONG-TERM DEBT:

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh
(FHLB). The interest rates on all of the notes payable as of December 31, 2007 were fixed at the time of the advance and fixed rates range from 3.15% to 5.61%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 4.59% at December 31, 2007. The company has total borrowing capacity from the FHLB of $82,648,000.

Repayments of long term debt are due monthly. Interest expense of $270,015 and $236,954 was incurred on these debts in 2007 and 2006, respectively. The maturities of long term debt as of December 31, 2007 are as follows:

             (In Thousands)
2008             $  611
2009              1,637
2010              1,664
2011                605
2012                600
Thereafter        3,400
                 ------
Total            $8,517
                 ======

NOTE 11 DIVIDEND LIMITATIONS:

The principal source of funds of Allegheny Bancshares, Inc. is dividends paid by its subsidiary bank. The Code of West Virginia imposes certain restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 2008, the Bank could pay dividends of up to $473,833 without permission of the authorities.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 12 INCOME TAXES:

The current and deferred components of income tax expense in thousands are as follows:

                                                               2007    2006
                                                               ----   ------
Current component of income tax expense                        $947   $1,015
Net increase (decrease) resulting from deferred income taxes     17      (28)
                                                               ----   ------
Income Tax Expense                                             $964   $  987
                                                               ====   ======

A reconciliation between the provision for income taxes and the amount computed by multiplying income by the statutory federal income tax rates is as follows:

                                                                   2007     2006
                                                                  ------   ------
                                                                   (In Thousands)
Income taxes computed at the applicable Federal income tax rate   $1,168   $1,141
Increase (decrease) resulting from:
   Tax exempt interest income                                       (337)    (301)
   Non-deductible interest expense                                    45       37
   State tax expense, net of federal tax                             119      122
   Prior year income tax refund                                      (29)
   Other                                                              (2)     (12)
                                                                  ------   ------
Income Tax Expense                                                $  964   $  987
                                                                  ======   ======

The net deferred tax asset arising from temporary differences in thousands as of December 31 is summarized as follows:

                                                      2007   2006
                                                      ----   ----
Deferred Tax Asset:
   Provision for loan losses                          $365   $336
   Unrealized loss on securities available for sale     --     27
   Interest on nonaccrual loans                         --      4
                                                      ----   ----
   Total Assets                                        365    367
                                                      ----   ----
Deferred Tax Liabilities:
   Unrealized gain on securities available for sale     80      0
   Depreciation                                        321    280
   Other                                                14     13
                                                      ----   ----
   Total Liabilities                                   415    293
                                                      ----   ----
   Net Deferred Tax Asset (Liability)                 $(50)  $ 74
                                                      ====   ====

NOTE 13 EMPLOYEE BENEFITS:

The Company has a defined contribution plan with 401(k) provisions that is funded with discretionary contributions by the bank that covers substantially all full time employees at each bank. There is a one year waiting period prior to admission into the plan. Contributions to the plan

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 13 EMPLOYEE BENEFITS (CONTINUED):

are based on a percentage of each employee's salary plus matching contributions. Investment of employee balances is done through the direction of each employee. Plan contributions by the employer are fully invested in the year of contribution. The amount of contributions by the Company into employee's accounts in the plan were: $104,148 and $90,946 for years ending December 31, 2007 and 2006 respectively.

NOTE 14 RELATED PARTY TRANSACTIONS:

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

                         2007    2006
                         ----   -----
                        (In Thousands)
Beginning of Year        $541   $ 663
Additional borrowings      61      72
Repayments                (81)   (194)
                         ----   -----
End of Year              $521   $ 541
                         ====   =====

NOTE 15 REGULATORY MATTERS:

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

As of April 3, 2007, the most recent notification from the institution's primary regulator categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 15 REGULATORY MATTERS (CONTINUED):

The Company's actual capital amounts and ratios are presented below.

                                                                For Capital         To Be Well
                                                 Actual      Adequacy Purposes      Capitalized
                                             --------------  -----------------  ------------------
(Dollars In Thousands)                        Amount  Ratio   Amount    Ratio    Amount    Ratio
                                             -------  -----  -------  --------  -------  ---------
As of December 31, 2007:
   Total Capital (to Risk Weighted Assets)   $27,763  19.84% $11,195  > or = 8% $13,993  > or = 10%
   Tier I Capital (to Risk Weighted Assets)   26,577  18.99%   5,597  > or = 4%   8,396  > or =  6%
   Tier I Capital (to Average Assets)         26,577  13.73%   7,743  > or = 4%   9,679  > or =  5%

As of December 31, 2006:
   Total Capital (to Risk Weighted Assets)   $26,758   21.5% $ 9,946  > or = 8% $12,433  > or = 10%
   Tier I Capital (to Risk Weighted Assets)   25,500   20.5%   4,973  > or = 4%   7,460  > or =  6%
   Tier I Capital (to Average Assets)         25,500   13.6%   7,357  > or = 4%   9,196  > or =  5%

The amounts and ratios above are for the consolidated entity. The differences for the subsidiary Bank individually are not significant.

NOTE 16 FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

The Company make commitments to extend credit in the normal course of business and issue standby letters of credit to meet the financing needs of their customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet.

The Company use the same credit policies in making commitments and issuing letters of credit as used for the loans reflected in the balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon the extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

As of December 31, 2007 and 2006, the Company had outstanding the following commitments (in thousands of dollars):

                                                                2007      2006
                                                              -------   -------
Home equity lines of credit                                   $ 4,552   $ 4,099
Commitments to fund commercial real estate and construction     3,385     3,079
Other unused commitments                                       12,059    12,266
Other unused commitments                                          791       637
                                                              -------   -------
                                                              $20,787   $20,081
                                                              =======   =======

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 17 CONCENTRATIONS:

The Bank operates as a community bank in the areas that it serves. As such the loan portfolio consists of commercial, residential real estate and consumer loans located to individuals and businesses located primarily in the areas surrounding our four offices. In addition the collateral for our loans is secured primarily by real estate and personal property located in this same area.

Although the Company has a diversified loan portfolio, a substantial portion of the borrowers' ability to honor their contracts is dependent upon the agribusiness economic sector. Loans for agribusiness include loans directly related to poultry houses which amounted to $7,196,301 at December 31, 2007 and $8,215,000 at December 31, 2006. The majority of these loans are collateralized by deeds of trust on real estate. Farmers Home Administration (FHA) guarantees cover ninety percent of the loan balance on $1,429,646 of these loans at December 31, 2007 and $2,329,000 at December 31, 2006.

Demand deposit accounts that are overdrawn, have been reclassified as a loan since they represent an amount owed to the bank. The amount of overdrawn accounts included in the loan balance is $238,191 and $125,470 at December 31, 2007 and 2006, respectively.

NOTE 18 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 18 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

OFF -BALANCE SHEET ITEMS

Letters of credit, lines of credit, and loan commitments are deemed to be at face value.

                                      December 31, 2007     December 31, 2006
                                     -------------------   -------------------
                                       Fair     Carrying     Fair     Carrying
                                       Value      Value      Value      Value
                                     --------   --------   --------   --------
                                        (In Thousands)        (In Thousands)
Cash and due from banks              $  2,846   $  2,846   $  2,174   $  2,174
Interest bearing deposits in banks        259        259        130        130
Federal funds sold                         34         34      3,601      3,601
Securities available for sale          31,121     31,121     34,008     34,008
Securities held to maturity               501        500        490        500
Restricted investments                  1,667      1,667        967        967
Loans                                 147,088    146,785    132,078    134,108
Interest receivable                     1,225      1,225      1,308      1,308
Bank owned life insurance               3,518      3,518
Demand deposits                        33,383     33,383     33,254     33,254
Savings deposits                       33,040     33,040     32,765     32,765
Time deposits                          91,078     90,688     83,063     83,323
Short-term borrowings                   1,717      1,717      2,770      2,769
Accrued interest payable                  378        378        292        292
Long-term debt                          8,486      8,517      5,025      5,592

The contract or notional amount of financial instruments with off-balance sheet risk is as follows:

                                                                2007      2006
                                                              -------   -------
Home equity lines of credit                                   $ 4,552   $ 4,099
Commitments to fund commercial real estate and construction     3,385     3,079
Other unused commitments                                       12,059    12,266
Other unused commitments                                          791       637
                                                              -------   -------
                                                              $20,787   $20,081
                                                              =======   =======

NOTE 19 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

                                 BALANCE SHEETS

                                                     December 31,   December 31,
                                                         2007           2006
                                                     ------------   ------------
ASSETS
   Cash                                              $       628    $     4,889
   Investment in subsidiary                           25,620,884     25,088,296
   Investment Securities                               1,076,424        452,297
   Due from subsidiary                                     8,495
   Other assets                                           24,914         18,889
                                                     -----------    -----------
   TOTAL ASSETS                                      $26,731,345    $25,564,371
                                                     ===========    ===========
LIABILITIES
      Due to subsidiary                              $        --    $     4,641
                                                     -----------    -----------
   TOTAL LIABILITIES                                          --          4,641
                                                     -----------    -----------
STOCKHOLDERS' EQUITY
   Common stock, par value $1 per share
      2,000,000 shares authorized, 900,000
      shares issued in 2007
      and 2006, respectively                             900,000        900,000
   Additional paid in capital                            900,000        900,000
   Retained earnings                                  25,836,201     24,595,944
   Accumulated other comprehensive (loss)                154,201        (60,151)
   Less treasury stock (at cost, 19,367 and 14,789
      shares in 2007 and 2006, respectively)          (1,059,057)      (776,063)
                                                     -----------    -----------
   TOTAL STOCKHOLDERS' EQUITY                         26,731,345     25,559,730
                                                     -----------    -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $26,731,345    $25,564,371
                                                     ===========    ===========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 19 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                   2007         2006
                                ----------   ----------
INCOME:
   Dividends from subsidiary    $2,172,396   $2,196,109
   Income from securities            6,595        4,198
                                ----------   ----------
   Total Income                  2,178,991    2,200,307
                                ----------   ----------
EXPENSES:
   Professional fees                 7,110       18,083
   Annual shareholder meeting       20,129       15,748
   Amortization                      2,778        2,778
   Other expenses                    8,140        7,863
                                ----------   ----------
   Total Expenses                   38,157       44,472
                                ----------   ----------
INCOME BEFORE UNDISTRIBUTED
   INCOME OF SUBSIDIARY          2,140,834    2,155,835

   Income tax benefit               13,584       16,110

UNDISTRIBUTED INCOME OF
   SUBSIDIARY                      318,236      196,229
                                ----------   ----------
NET INCOME                      $2,472,654   $2,368,174
                                ==========   ==========

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 19 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                     2007          2006
                                                 -----------   -----------
OPERATING ACTIVITIES
   Net income                                    $ 2,472,654   $ 2,368,174
   Adjustments:
      Undistributed subsidiary income               (318,236)     (196,229)
      Increase (decrease) in other liabilities        (4,641)        4,641
      (Increase) decrease in other assets            (14,520)        7,242
                                                 -----------   -----------
   Net Cash Provided by Operating Activities       2,135,257     2,183,828
                                                 -----------   -----------
INVESTING ACTIVITIES
   Purchase of investment securities                (624,127)     (452,297)
                                                 -----------   -----------
   Net Cash Used by Investing Activities            (624,127)     (452,297)
                                                 -----------   -----------
FINANCING ACTIVITIES

   Purchase of treasury stock                       (282,994)     (567,758)
   Cash dividends paid                            (1,232,397)   (1,161,109)
                                                 -----------   -----------
   Net Cash Used by Financing Activities          (1,515,391)   (1,728,867)
                                                 -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                   (4,261)        2,664

Cash and Cash Equivalents, January 1                   4,889         2,225
                                                 -----------   -----------
Cash and Cash Equivalents, December 31           $       628   $     4,889
                                                 ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None

ITEM 9A(T). CONTROLS AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, utilizing the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal controls over financial reporting as of December 31, 2007 are effective.

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

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in the Annual Report.

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

ITEM 9B. OTHER INFORMATION - NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
     COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information regarding directors, executive officers and the audit committee financial expert is Incorporated by reference from the Company's definitive proxy statement for the Company's 2008 Annual Meeting of Shareholders. To be held April 14th, 2008 ("Proxy Statement"), under caption "Election of Directors."

Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated by reference from the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the Proxy Statement under the caption "Executive Compensation and other Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information incorporated by reference from the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information incorporated by reference from the Proxy Statement under the caption "Certain Transactions with Directors and Officers and Their Associates."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information incorporated by reference from the Proxy Statement under the caption "Auditors."

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

       Reference is made to Part II, Item 8 of the Annual Report on Form 10-K

(A)(2) FINANCIAL STATEMENT SCHEDULES

       All schedules are omitted since they are not required, are not applicable, or the required information is shown on the consolidated financial statements or related notes.

(A)(3) EXHIBITS

       The following Exhibits are attached.

No.                                   Description
----                                  -----------
31.1   Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of
       2002

31.2   Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of
       2002

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-K filed March 31, 2007.

10.1   Employment Agreement with William A. Loving, Jr. with modification

10.2 Executive Severance Agreement with William A. Loving, Jr. with modification

The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-K filed March 31, 2006.

No.                                   Description
----                                  -----------
3.3    By-Laws of Allegheny Bancshares, Inc.

The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 26, 2004.

No.                                   Description
----                                  -----------
14     Code of Ethics
21     List of Subsidiaries of the Registrant

The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 30, 2003.

No.                                   Description
----                                  -----------
3.1    Articles of Incorporation - Allegheny Bancshares, Inc.
4.1    Specimen Common Stock Certificate of Allegheny Bancshares, Inc.

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

                                        ALLEGHENY BANCSHARES, INC.


                                        By: WILLIAM A. LOVING, JR.
                                            ------------------------------------
                                            William A. Loving, Jr.
                                            Executive Vice-President and
                                            Chief Executive Officer

                                        Date: March 9, 2008


                                        By: L. KIRK BILLINGSLEY
                                            ------------------------------------
                                            L. Kirk Billingsley
                                            Chief Financial Officer

                                        Date: March 9, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

           Signature                         Title                  Date
           ---------                         -----                  ----

/s/ Thomas J. Bowman                       Director            March 9, 2008
-------------------------------
Thomas J. Bowman

/s/ Roger D. Champ                         Director            March 9, 2008
-------------------------------
Roger D. Champ

/s/John E. Glover                 Vice Chairman of the Board   March 9, 2008
-------------------------------            Director
John E. Glover

/s/ Carole H. Hartman                      Secretary           March 9, 2008
-------------------------------            Director
Carole H. Hartman

/s/ Richard W. Homan                       Director            March 9, 2008
-------------------------------
Richard W. Homan

/s/ Jerry D. Moore                   Chairman of the Board     March 9, 2008
-------------------------------            Director
Jerry D. Moore

/s/ Richard C. Phares                      Director            March 9, 2008
-------------------------------
Richard C. Phares

/s/ William A. Loving, Jr.                 Director            March 9, 2008
-------------------------------
William A. Loving, Jr.

/s/ Dolan Irvine                           Director            March 9, 2008
-------------------------------
Dolan Irvine

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

                                        Date: March 9, 2008


                                        By: /s/ L. Kirk Billingsley
                                            ------------------------------------
                                            L. Kirk Billingsley
                                            Chief Financial Officer

                                        Date: March 9, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

           Signature                         Title                  Date
           ---------                         -----                  ----

/s/ Thomas J. Bowman                       Director              March 9, 2008
-------------------------------
Thomas J. Bowman

/s/ Roger D. Champ                         Director              March 9, 2008
-------------------------------
Roger D. Champ

/s/ John E. Glover                         Director              March 9, 2008
-------------------------------
John E. Glover

/s/ Carole H. Hartman                      Director              March 9, 2008
-------------------------------           Secretary
Carole H. Hartman

/s/ Richard W. Homan                       Director              March 9, 2008
-------------------------------
Richard W. Homan

/s/ Jerry D. Moore                   Chairman of the Board       March 9, 2008
-------------------------------            Director
Jerry D. Moore

/s/ Richard C. Phares                      Director              March 9, 2008
-------------------------------
Richard C. Phares

/s/ William A. Loving, Jr.                 Director              March 9, 2008
-------------------------------
William A. Loving, Jr.

/s/ Dolan Irvine                           Director              March 9, 2008
-------------------------------
Dolan Irvine