Form 10-Q
period 2008-03-31
ALLEGHENY BANCSHARES INC
filed 2008-05-13
CIK 1213662

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended March 31, 2008

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (304) 358-2311
                         (Registrant's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

                         Common Stock, par value - $1.00
                  880,033 shares outstanding as of May 1, 2008

                           ALLEGHENY BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements                                             2

             Unaudited Consolidated Statements of Income - Three Months
             ended March 31, 2008 and 2007                                    2

             Consolidated Balance Sheets - March 31, 2008 (Unaudited) and
             December 31, 2007 (Audited)                                      3

             Unaudited Consolidated Statements of Changes in
             Stockholders' Equity - Three Months Ended March 31, 2008
             and 2007                                                         4

             Unaudited Consolidated Statements of Cash Flows - Three
             Months Ended March 31, 2008 and 2007                             5

             Notes to Consolidated Financial Statements                       6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk      15

   Item 4T.  Controls and Procedures                                         15

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                               15

   Item 2.   Changes in Securities                                           15

   Item 3.   Defaults upon Senior Securities                                 15

   Item 4.   Submission of Matters to a Vote of Security Holders             16

   Item 5.   Other Information                                               16

   Item 6.   Exhibits                                                        16

SIGNATURES                                                                   17

CERTIFICATIONS                                                               18

PART I. FINANCIAL INFORMATION Page 2
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           ALLEGHENY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (In thousands, except for share and per share information)
                                   (Unaudited)

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                          -------------------
                                            2008       2007
                                          --------   --------
INTEREST AND DIVIDEND INCOME:
   Loans and fees                         $  2,880   $  2,694
   Investment securities - taxable             145        200
   Investment securities - nontaxable          177        179
   Deposits and federal funds sold              59         41
                                          --------   --------
   Total Interest and Dividend Income        3,261      3,114
                                          --------   --------
INTEREST EXPENSE:
   Deposits                                  1,248      1,197
   Borrowings                                  107         86
                                          --------   --------
   Total Interest Expense                    1,355      1,283
                                          --------   --------
NET INTEREST INCOME                          1,906      1,831
PROVISION FOR LOAN LOSSES                       61         44
                                          --------   --------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                           1,845      1,787
                                          --------   --------
NONINTEREST INCOME:
   Service charges on deposit accounts         186        168
   Other income                                152        116
                                          --------   --------
   Total Noninterest Income                    338        284
                                          --------   --------
NONINTEREST EXPENSE:
   Salaries and benefits                       728        713
   Occupancy expenses                           90         86
   Equipment expenses                          153        158
   Other expenses                              386        333
                                          --------   --------
   Total Noninterest Expenses                1,357      1,290
                                          --------   --------
Income Before Income Taxes                     826        781
INCOME TAX EXPENSE                             225        209
                                          --------   --------
   NET INCOME                             $    601   $    572
                                          ========   ========
EARNINGS PER SHARE
   Net income                             $    .68   $    .65
                                          ========   ========
   Weighted Average Shares Outstanding     880,212    883,974
                                          ========   ========

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
           (In thousands, except for share and per share information)

                                                     MARCH 31, 2008   DECEMBER 31, 2007
                                                     --------------   -----------------
                                                        Unaudited          Audited
ASSETS
Cash and due from banks                                 $  4,000           $  2,846
Federal funds sold                                         1,016                 34
Interest bearing deposits in banks                         7,331                259
Investment securities available for sale                  28,331             31,121
Investment securities held to maturity                        --                500
Restricted equity securities                               1,681              1,667
Loans receivable, net of allowance for loan
   losses of $1,259 and $1,186 respectively              148,754            146,785
Bank premises and equipment, net                           6,438              6,540
Interest receivable                                        1,250              1,225
Bank owned life insurance                                  3,562              3,518
Other assets                                                 331                385
                                                        --------           --------
   Total Assets                                         $202,694           $194,880
                                                        ========           ========
LIABILITIES
Deposits
   Noninterest bearing demand                           $ 18,809           $ 18,250
   Interest bearing
      Demand                                              16,841             15,134
      Savings                                             32,466             33,040
      Time deposits over $100,000                         29,290             26,775
      Other time deposits                                 68,247             63,913
                                                        --------           --------
   Total Deposits                                        165,653            157,112
Accrued expenses and other liabilities                     1,128                803
Federal funds purchased                                       --                 --
Short-term borrowings                                      1,691              1,717
Long-term debt                                             6,692              8,517
                                                        --------           --------
   Total Liabilities                                     175,164            168,149
                                                        --------           --------
STOCKHOLDERS' EQUITY
Common stock; $1 par value, 2,000,000 shares
   Authorized, 900,000 issued                                900                900
Additional paid in capital                                   900                900
Retained earnings                                         26,437             25,836
Accumulated other comprehensive income                       367                154
Treasury stock (at cost, 19,967 shares in 2008 and
   19,717 shares in 2007)                                 (1,074)            (1,059)
                                                        --------           --------
   Total Stockholders' Equity                             27,530             26,731
                                                        --------           --------
   Total Liabilities and Stockholders' Equity           $202,694           $194,880
                                                        ========           ========

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                         Accumulated
                                                Additional                  Other
                                       Common     Paid In    Retained   Comprehensive   Treasury
                              Total     Stock     Capital    Earnings   Income (Loss)     Stock
                             -------   ------   ----------   --------   -------------   --------
BALANCE, DECEMBER 31,
   2007                      $26,731    $900       $900       $25,836        $154        $(1,059)
Comprehensive Income
   Net income                    601                              601
   Change in unrealized
      gain on
      available for sale
      securities, net of
      income tax effect of
      $110                       213                                          213
                             -------
   Total Comprehensive
      Income                     814
Purchase of Treasury
   Stock                         (15)                                                        (15)
                             -------    ----       ----       -------        ----        -------
BALANCE, MARCH 31,
   2008                      $27,530    $900       $900       $26,437        $367        $(1,074)
                             =======    ====       ====       =======        ====        =======
BALANCE, DECEMBER 31,
   2006                      $25,560    $900       $900       $24,596        $(60)       $  (776)
Comprehensive Income
   Net income                    572                              572
   Change in unrealized
      loss on
      available for sale
      securities, net of
      income tax effect of
      $23                         52                                           52
                             -------
   Total Comprehensive
      Income                     624
Purchase of Treasury
   Stock                        (166)                                                       (166)
                             -------    ----       ----       -------        ----        -------
BALANCE, MARCH 31,
   2007                      $26,018    $900       $900       $25,168        $ (8)       $  (942)
                             =======    ====       ====       =======        ====        =======

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                                 2008      2007
                                                               -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $   601   $   572
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for loan losses                                     61        44
      Depreciation and amortization                                114       124
      Net amortization of securities                                --         4
      Deferred income tax benefit                                   69        25
      Income from life insurance investment                        (43)       --
      Net change in:
         Accrued income                                            (25)     (110)
         Other assets                                              (55)     (183)
         Accrued expense and other liabilities                     257       (18)
                                                               -------   -------
   Net Cash Provided by Operating Activities                       979       458
                                                               -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in federal funds sold                               (982)   (3,075)
   Net change in interest bearing deposits in banks             (7,072)       20
   Proceeds from sales, calls and maturities
      of available for sale securities                           4,159     2,293
   Proceeds from maturity of held to maturity securities           500        --
   Purchase of securities available for sale                    (1,047)        7
   Net increase in restricted investments                          (14)     (500)
   Net increase  in loans                                       (2,030)       90
   Proceeds from sale of bank equipment                             --        --
   Purchase of bank premises and equipment                         (14)      (32)
                                                               -------   -------
   Net Cash Used in Investing Activities                        (6,500)   (1,197)
                                                               -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in:
      Demand and savings deposits                                1,692     1,044
      Time deposits                                              6,849        31
      Short-term borrowings                                        (26)      (30)
   Proceeds from long-term borrowings                               --        --
   Curtailments of long-term borrowings                         (1,825)     (431)
   Purchase of treasury stock                                      (15)     (165)
                                                               -------   -------
   Net Cash Provided by Financing Activities                     6,675       449
                                                               -------   -------
CASH AND DUE FROM BANKS
   Net increase (decrease) in cash and due from banks            1,154      (290)
   Cash and due from banks, beginning of period                  2,846     2,174
                                                               -------   -------
   Cash and due from banks, end of period                      $ 4,000   $ 1,884
                                                               =======   =======
Supplemental Disclosure of Cash Paid During the Period for:
   Interest                                                    $ 1,218   $ 1,306
   Income taxes                                                $    --   $   262

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The financial statements conform to accounting principles generally accepted in the United States of America ("GAAP") and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008, and the results of operations for the periods ended March 31, 2008 and 2007. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2007 annual report to stockholders of Allegheny Bancshares, Inc.

NOTE 2 INVESTMENT SECURITIES AND RESTRICTED SECURITIES:

The amortized costs of investment securities and their approximate fair values at March 31, 2008 and December 31, 2007 follows (in thousands of dollars):

                                     MARCH 31, 2008      DECEMBER 31, 2007
                                  -------------------   -------------------
                                  AMORTIZED     FAIR    AMORTIZED     FAIR
                                     COST      VALUE       COST      VALUE
                                  ---------   -------   ---------   -------
SECURITIES AVAILABLE FOR SALE:
   Mortgaged backed obligations
      of federal agencies          $ 3,369    $ 3,373    $ 2,984    $ 2,961
   Government sponsored
      enterprises                    5,496      5,654      9,489      9,579
   Obligations of states and
      political subdivisions        18,277     18,683     18,282     18,450
Corporate obligations                  502        489         --         --
   Other equities                      132        132        131        131
                                   -------    -------    -------    -------
      Total                        $27,776    $28,331    $30,886    $31,121
                                   =======    =======    =======    =======
SECURITIES HELD TO MATURITY:
   Government sponsored
      enterprises                  $    --    $    --    $   500    $   501
                                   =======    =======    =======    =======

The Company evaluates each of its security investments for impairment under guidelines contained in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These guidelines require the Company to determine if declines in market value are other than temporary. At March 31, 2008 we had no impaired securities we considered other than temporarily impaired.

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

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 LOANS RECEIVABLE:

Loans outstanding are summarized as follows (in thousands of dollars):

                                  MARCH 31,   DECEMBER 31,
                                     2008         2007
                                  ---------   ------------
Real estate loans                  $ 68,851     $ 67,091
Commercial and industrial loans      64,443       65,223
Loans to individuals, primarily
   collateralized by autos           11,723       11,937
All other loans                       4,996        3,720
                                   --------     --------
   Total Loans                      150,013      147,971
Less allowance for loan losses        1,259        1,186
                                   --------     --------
   Net Loans Receivable            $148,754     $146,785
                                   ========     ========

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the three months ended March 31, 2008 and 2007 follows (in thousands):

                                  THREE MONTHS ENDED
                                       MARCH 31,
                                  ------------------
                                     2008     2007
                                    ------   ------
Balance, beginning of period        $1,186   $1,258
Provision charged to operating
   expenses                             61       44
Recoveries of loans charged off         40       31
Loans charged off                      (28)    (140)
                                    ------   ------
Balance, end of period              $1,259   $1,193
                                    ======   ======


NOTE 5 LONG TERM DEBT:

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh
(FHLB). The interest rates on all of the notes payable as of March 31, 2008 were fixed at the time of the advance and fixed rates range from 4.14% to 5.61%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 4.92% at March 31, 2008.

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

NOTE 7 FAIR VALUE

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements, which provides a definition of fair value for accounting purposes, establishes a framework for measuring fair value and expands related financial disclosures. Statement No. 157 does not require any new fair value measurements and was initially effective for the Company beginning January 1, 2008. Statement No. 157 establishes a hierarchy that prioritizes the use of fair value inputs used in valuation methodologies into the following three levels.

          Level 1 - Valuation is based upon quoted prices for identical instruments treaded in active markets.

          Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model -based valuation techniques for which all significant assumptions are observable in the market.

          Level 3 - Valuation is based upon significant inputs that reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of valuation methodologies used for assets recorded at fair values.

Investment securities available for sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, when available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities include those traded by dealers or brokers in an active over the counter markets as well as U.S. Government sponsored enterprises. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include other equities that do not have an active market.

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. At March 31, 2008 the fair value was determined by the measurement of the fair value of the underlying collateral. Typically the collateral value is determined by applying a discount to an appraisal that was performed at or about the date of the loan. Due to the uncertainty of appraisals and fluctuation in real estate prices, the Company records the impaired loans as nonrecurring Level 3. Assets recorded at fair value on a recurring basis are included in this table (in thousands):

                                            LEVEL    LEVEL    LEVEL
                                  TOTAL       1        2        3
                                 -------   ------   -------   -----
Securities available for sale:   $28,331   $5,654   $22,545    $132
                                 =======   ======   =======    ====

There were no changes in these balances of Level 3 assets during the period.

Assets recorded at fair value on a nonrecurring basis are included in this table:

                      LEVEL       TOTAL
           TOTAL        3       (LOSSES)
         --------   --------   ----------
Loans:   $791,692   $791,692   $(200,998)

The Company may be required from time to time, measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. In accordance with FAS 114 certain impaired loans are evaluated individually. The loans listed above have a gross carrying value of $992,690 and but a fair value of $791,692 which results in an increase in our Allowance for Loan Loss of $200,998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allegheny Bancshares, Inc. (Company) is a single bank holding company organized under the laws of West Virginia. The Company provides financial services through its wholly owned subsidiary Pendleton Community Bank (Bank).

The Bank is a full service commercial bank offering financial services through four financial centers located in the West Virginia towns of Franklin, Moorefield and Marlinton, and a financial center near Harrisonburg, Virginia. Currently its primary trade areas are these towns and the West Virginia counties of Pendleton, Hardy, Pocahontas, and in Rockingham County, Virginia.

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

ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

The provision for loan losses was $61,000 and $44,000 for the three month periods ended March 31, 2008 and 2007 respectively. The allowance for loan losses ("ALL") was $1,259,000 (.84% of loans) at the end of the first three months of 2008 compared with $1,186,000 (.80% of loans) at December 31, 2007. The ALL increase was caused by a combination of recoveries on charged off loans and an increase to the provision to the ALL. The Company continues to monitor the loan portfolio for signs of weakness or developing credit problems. Loan loss provision for each period is determined after evaluating the loan portfolio and determining the level of reserves necessary to absorb current charge-offs and maintain the reserve at adequate levels. See Note 4 for the amounts.

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

RESULTS OF OPERATIONS OVERVIEW

Net income of $601,000 for the first three months of 2008 represents an increase of 5.07% compared to the same period a year ago. Annualized returns on average equity and average assets for the three months ended March 31, 2008 were 8.90% and 1.22%, respectively, compared with 8.89% and 1.26% for the same period in 2007. The Company's net income was boosted by an increase in net interest income as well as an increase in noninterest income.

NET INTEREST INCOME

The Company's taxable equivalent net interest income increased by 1.54% for the first three months of 2008 compared to the first three months of 2007. This increase resulted primarily due to the increase in the average balance of loans. Average balance of interest bearing liabilities grew by 11.10% while average balance of total earning assets grew by 7.25%. The Company's tax equivalent yield on earnings assets for first three months of 2008 was 4.29% compared to 4.53% for same period in 2007 as the cost of funds decreased by 18 basis points while the yield on earning assets decreased 29 basis points.

In January 2008, the Company began following the Financial Accounting Standard
(FAS) No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("FAS 91"). FAS 91 was issued in December 1986 by the Financial Accounting Standards Board
(FASB) and was effective for years beginning after December 15, 1987. FAS 91 establishes the accounting for nonrefundable fees and costs associated with lending, commitments to lend, or purchasing a loan or a group of loans. The main effect to the Company with this adoption, is that now the Company will amortize the loan fees we collect over the life of the loan, this amortization adjusts the yield on the loans. In addition, the Company will also amortize the direct costs that the Company incurs on originating loans. This also affects the yield on loans. The Company has measured the effect on income and the financial condition of the Company since the effective date of FAS 91 and has determined it is not material. However while the net effect is not material it does lower our net yield on earning assets as shown in Table 1, since historically all nonrefundable loan fees have been included in the calculation of interest income on loans. This has the affect of lowering the net yield on interest earning assets as shown in Table I by 13 basis points.

As shown in the interest sensitivity analysis in Table II, the Company is in a liability sensitive position, meaning our liabilities mature and reprice faster than our assets in a stable rate environment. In late 2007, the Federal Reserve lowered rates by 75 basis points, and in the first quarter of 2008 we have seen an additional 2.00% cut in rates. The effect of these rate cuts has steepened the yield curve. In addition this has increased the prepayment speeds on assets with investments being called and loans being refinanced. Dropping rates can have a negative effect on interest margins, even for liability sensitive banks since the asset earning rates can and will typically drop greater than banks can drop the costs of deposits.

Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

                                     TABLE I

ALLEGHENY BANCSHARES, INC.
NET INTEREST MARGIN ANALYSIS
(ON A FULLY TAXABLE EQUIVALENT BASIS)(DOLLAR AMOUNTS IN THOUSANDS)

                                    THREE MONTHS ENDED           THREE MONTHS ENDED
                                      MARCH 31, 2008               MARCH 31, 2007
                               --------------------------   --------------------------
                                AVERAGE   INCOME/            AVERAGE   INCOME/
                                BALANCE   EXPENSE   RATES    BALANCE   EXPENSE   RATES
                               --------   -------   -----   --------   -------   -----
Interest Income
   Loans (1)(,2)               $147,747    $2,866    7.76%  $134,618    $2,724    8.09%
   Federal funds sold             1,654        15    3.63%     2,945        39    5.30%
   Interest bearing deposits      4,446        41    3.68%       138         2    5.80%
Investments
      Taxable                    13,031       148    4.54%    16,505       200    4.85%
      Nontaxable (2)             18,280       268    5.86%    18,429       271    5.88%
                               --------    ------    ----   --------    ------    ----
Total Earning Assets            185,158     3,338    7.21%   172,635     3,236    7.50%
                               --------    ------    ----   --------    ------    ----
Interest Expense
   Demand deposits               18,280        47    1.03%    15,921        61    1.53%
   Savings                       32,537       125    1.54%    32,191       212    2.63%
   Time deposits                 94,540     1,076    4.55%    83,213       924    4.44%
   Short-term borrowings          1,397         8    2.29%     2,385        27    4.53%
   Long-term debt                 7,940        98    4.94%     5,527        58    4.20%
                               --------    ------    ----   --------    ------    ----
   Total Interest Bearing
      Liabilities              $154,694    $1,354    3.50%  $139,237    $1,282    3.68%
                               --------    ------    ----   --------    ------    ----
   Net Interest Margin (1)                  1,984                        1,954
                                           ======                       ======
Net Yield on Interest
   Earning Assets                                    4.29%                        4.53%
                                                     ====                         ====

1    Interest on loans includes loan fees

2 An incremental tax rate of 34% was used to calculate the tax equivalent income

NONINTEREST INCOME

Noninterest income increased 19.01% during the first three months of 2008 as compared to the same period in 2007. The increase was largely due to earnings the Company recognized on it's Subsidiary's Bank Owned Life Insurance (BOLI) investment. This investment in BOLI has provided $43,000 in noninterest income in the first quarter of 2008 In addition an increase in deposit service charges, ATM fees and debit card fee income all boosted our non interest income for the first quarter of 2008.

NONINTEREST EXPENSES

Total noninterest expense increased $67,000 or 5.19% for the first three months of 2008, as compared to 2007. Salaries and benefits increased by 2.10% due to the increase in the number of employees, merit increases, and higher benefit costs. This increase was held down by the adoption of FAS 91. As mentioned under the net interest income section above, FAS 91 requires the incremental direct costs of completing a loan to be deferred and amortized over the life of the loan adjusting the net yield. This deferral of loan costs had the effect of reducing salary expense by $66,000. The number of employees as measured by full time equivalents (FTE) increased by 5 or 8.47% in the first three months of 2008, as compared to the same period of 2007. And after backing out the cost deferral under FAS 91 our total salary and benefit expense increased by 9.49%.

Other expenses increased by approximately $53,000 or 15.92%. Some of the reasons for this increase include $11,000 increase in directors fees due to increased meeting fees and increased meetings during the first quarter 2008 over the same period in 2007, $8,000 increase in education and seminar costs and $8,000 increase in dues and memberships.

INCOME TAX EXPENSE

Income tax expense equaled 27.24% of income before income taxes for the three months ended March 31, 2008 compared with 26.76% for the same period of 2007. This was partially due to the charge-off of a loan in 2007 which we had reserved for, but the actual tax benefit of this transaction was greater than the tax benefit that we had accrued. In addition, in 2007 we received a $10,000 refund on an amended tax issue from the 2003 tax year.

LOANS AND PROVISION FOR LOAN LOSS

Total loans were $150,013,000 at March 31, 2008, compared to $147,971,000 at December 31, 2007, representing a 1.38% increase. This growth in the loan portfolio is primarily driven by residential real estate loans, which has grown by 2.62% since December 31, 2007. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 84% of the loan portfolio is secured by real estate at March 31, 2008.

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

The following table summarizes the Company's nonperforming loans at March 31, 2008 and December 31, 2007 (in thousands of dollars):

                                    MARCH 31,   DECEMBER 31,
                                       2008         2007
                                    ---------   ------------
Nonaccrual loans                       $  8        $    9
Restructured loans                      142           143
Loans delinquent 90 days or more        292           969
                                       ----        ------
   Total Nonperforming Loans           $442        $1,121
                                       ====        ======

DEPOSITS

The Company's deposits increased $8,541,000 or 5.44% during the first three months of 2008. A schedule of deposits by type is shown in the balance sheets. The primary reason for this increase was the increase in certificates of deposits (CDs). CDs increased even though the bank reduced the level of "brokered deposits". Much of this growth it is believed to be due to a "flight to quality" as customers seek safe investments due to recent decreases in the equity markets. Time deposits of $100,000 or more were 17.68% and 17.04% of total deposits at March 31, 2008 and December 31, 2007, respectively.

BORROWINGS

The Company borrows funds from the Federal Home Loan Bank (FHLB) to provide liquidity and to reduce interest rate risk. As competition for deposits have increased during periods of loan growth, FHLB borrowings have been utilized to help fund the loan growth. These borrowings have a fixed rate of interest and are amortized over a period of 2 to 20 years. Interest rates on these obligations range from 4.14% to 5.61%.

CAPITAL

The Company continues to maintain a strong capital position to provide an attractive financial return to our shareholders and to support future growth. Capital as a percentage of total assets was 13.58% at March 31, 2008 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

UNCERTAINTIES AND TRENDS

Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

LIQUIDITY AND INTEREST SENSITIVITY

Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At March 31, 2008, the Company had liquid assets of approximately $5.02 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at March 31, 2008. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $87.3 million.

At March 31, 2008, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 27.67% for the one year repricing period. This rate reflects a very conservative estimate since we show an immediate runoff of accounts without a specific maturity date, and does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is -9.91%. This indicates that the Company is liability sensitive. But this negative gap ratio is within guidelines set by the Company and the Company expects interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a community bank operating in a rural environment. Table II shows the Company's interest sensitivity.

                                    TABLE II

ALLEGHENY BANCSHARES, INC.
INTEREST SENSITIVITY ANALYSIS
MARCH 31, 2008
(In Thousands of Dollars)

                                  0-3       4-12      1-5     OVER 5
                                 MONTHS    MONTHS    YEARS     YEARS    TOTAL
                                -------   -------   -------   ------   -------
USES OF FUNDS:
Loans                            28,136    30,335    50,108   41,434   150,013
Federal funds sold                1,016                                  1,016
Interest bearing deposits         4,330     3,001                        7,331
Investment securities               341     1,550    14,792   11,648    28,331
Restricted Investments                                         1,681     1,681
                                -------   -------   -------   ------   -------
Total                            33,823    34,886    64,900   54,763   188,372
                                -------   -------   -------   ------   -------
SOURCES OF FUNDS:
Deposits:
   Interest bearing demand       16,841                                 16,841
   Savings                       32,466                                 32,466
   Time deposits over$100,000     4,019    16,985     8,286             29,290
   Other time deposits           16,036    37,999    13,631      581    68,247
Short-term borrowings             1,691                                  1,691
Long-term debt                       78       238     3,187    3,189     6,692
                                -------   -------   -------   ------   -------
Total                            71,131    55,222    25,104    3,770   155,227
                                -------   -------   -------   ------   -------
Discrete Gap                    (37,308)  (20,336)   39,796   50,993    33,145
Cumulative Gap                  (37,308)  (57,644)  (17,848)  33,145
Ratio of Cumulative Gap
   To Total Earning Assets       -19.81%   -30.60%    -9.47%   17.60%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 2008. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -

Not Applicable

ITEM 2. CHANGES IN SECURITIES -

During the 3-month period ending March 31, 2008, the Company purchased some of the Company's stock to be held as treasury stock. This was not part of publicly announced plan. The details of the transaction were as follows:

                 TOTAL NUMBER    AVERAGE
                   OF SHARES    PRICE PER
DATE               PURCHASED      SHARE
----             -----------    ---------
March 05, 2008        250         $60.00

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

Not Applicable

ITEM 5. OTHER INFORMATION -

Not Applicable

ITEM 6. EXHIBITS

     The following Exhibits are filed as part of this Form 10-Q

No.                                    Description
---     ------------------------------------------------------------------------
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

Date:  May 1, 2008