Form 10-Q
period 2008-06-30
ALLEGHENY BANCSHARES INC
filed 2008-08-12
CIK 1213662

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

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

                         Common Stock, par value - $1.00
                 879,833 shares outstanding as of August 8, 2008

                           ALLEGHENY BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements                                             2

             Unaudited Consolidated Statements of Income - Six Months
             ended June 30, 2008 and 2007                                     2

             Unaudited Consolidated Statements of Income - Three Months
             ended June 30, 2008 and 2007                                     3

             Consolidated Balance Sheets - June 30, 2008 (Unaudited) and
             December 31, 2007 (Audited)                                      4

             Unaudited Consolidated Statements of Changes in
             Stockholders' Equity - Six Months Ended June 30, 2008 and
             2007                                                             5

             Unaudited Consolidated Statements of Cash Flows - Six Months
             Ended June 30, 2008 and 2007                                     6

             Notes to Consolidated Financial Statements                       7

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       11

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk      17

   Item 4T.  Controls and Procedures                                         17

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                               17

   Item 1.A. Risk Factors                                                    17

   Item 2.   Changes in Securities                                           17

   Item 3.   Defaults upon Senior Securities                                 18

   Item 4.   Submission of Matters to a Vote of Security Holders             18

   Item 5.   Other Information                                               18

   Item 6.   Exhibits and Reports on Form 8K                                 18

             SIGNATURES                                                      19

             CERTIFICATIONS                                                  20

PART I. FINANCIAL INFORMATION                                             Page 2


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           ALLEGHENY BANCSHARES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                               SIX MONTHS ENDED
                                                             -------------------
                                                             JUNE 30,   JUNE 30,
                                                               2008       2007
                                                             --------   --------
INTEREST AND DIVIDEND INCOME:
   Loans and fees                                            $  5,686   $  5,555
   Investment securities - taxable                                259        391
   Investment securities - nontaxable                             343        359
   Deposits and federal funds sold                                128         81
                                                             --------   --------

   Total Interest and Dividend Income                           6,416      6,386
                                                             --------   --------

INTEREST EXPENSE:
   Deposits                                                     2,416      2,442
   Borrowings                                                     195        171
                                                             --------   --------

   Total Interest Expense                                       2,611      2,613
                                                             --------   --------

NET INTEREST INCOME                                             3,805      3,773

PROVISION FOR LOAN LOSSES                                         135         90
                                                             --------   --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             3,670      3,683
                                                             --------   --------

NONINTEREST INCOME:
   Service charges on deposit accounts                            412        359
   Other income                                                   323        231
                                                             --------   --------

   Total Noninterest Income                                       735        590
                                                             --------   --------

NONINTEREST EXPENSE:
   Salaries and benefits                                        1,447      1,435
   Occupancy expenses                                             189        179
   Equipment expenses                                             302        313
   Other expenses                                                 765        729
                                                             --------   --------

   Total Noninterest Expenses                                   2,703      2,656
                                                             --------   --------
Income Before Income Taxes                                      1,702      1,617

INCOME TAX EXPENSE                                                465        442
                                                             --------   --------

   NET INCOME                                                $  1,237   $  1,175
                                                             ========   ========

EARNINGS PER SHARE
   Net income                                                $   1.41   $   1.33
                                                             ========   ========

   Weighted Average Shares Outstanding                        880,118    882,967
                                                             ========   ========

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (In thousands, except for share and per share information)
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                             -------------------
                                                             JUNE 30,   JUNE 30,
                                                               2008       2007
                                                             --------   --------
INTEREST AND DIVIDEND INCOME:
   Loans and fees                                            $  2,806   $  2,861
   Investment securities - taxable                                114        191
   Investment securities - nontaxable                             166        180
   Deposits and federal funds sold                                 69         40
                                                             --------   --------

   Total Interest and Dividend Income                           3,155      3,272
                                                             --------   --------

INTEREST EXPENSE:
   Deposits                                                     1,168      1,245
   Borrowings                                                      88         85
                                                             --------   --------

   Total Interest Expense                                       1,256      1,330
                                                             --------   --------

NET INTEREST INCOME                                             1,899      1,942

PROVISION FOR LOAN LOSSES                                          74         46
                                                             --------   --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             1,825      1,896
                                                             --------   --------

NONINTEREST INCOME:
   Service charges on deposit accounts                            226        191
   Other income                                                   171        115
                                                             --------   --------

   Total Noninterest Income                                       397        306
                                                             --------   --------

NONINTEREST EXPENSE:
   Salaries and benefits                                          719        722
   Occupancy expenses                                              99         93
   Equipment expenses                                             149        155
   Other expenses                                                 379        396
                                                             --------   --------

   Total Noninterest Expenses                                   1,346      1,366
                                                             --------   --------

Income Before Income Taxes                                        876        836

INCOME TAX EXPENSE                                                240        233
                                                             --------   --------

   NET INCOME                                                $    636   $    603
                                                             ========   ========

EARNINGS PER SHARE
   Net income                                                $    .72   $    .68
                                                             ========   ========

   Weighted Average Shares Outstanding                        880,024    881,972
                                                             ========   ========

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
           (In thousands, except for share and per share information)

                                                         JUNE 30,   DECEMBER 31,
                                                           2008         2007
                                                        ---------   ------------
                                                        Unaudited      Audited
ASSETS
Cash and due from banks                                  $  2,941     $  2,846
Federal funds sold                                          2,460           34
Interest bearing deposits in banks                          7,596          259
Investment securities available for sale                   26,441       31,121
Investment securities held to maturity                         --          500
Restricted equity securities                                2,197        1,667
Loans receivable, net of allowance for loan
   losses of $1,319 and $1,186 respectively               152,362      146,785
Bank premises and equipment, net                            6,440        6,540
Interest receivable                                         1,233        1,225
Bank owned life insurance                                   3,605        3,518
Other assets                                                  525          385
                                                         --------     --------

   Total Assets                                          $205,800     $194,880
                                                         ========     ========
LIABILITIES
Deposits
   Noninterest bearing demand                            $ 19,790     $ 18,250
   Interest bearing
      Demand                                               16,338       15,134
      Savings                                              31,539       33,040
      Time deposits over $100,000                          28,955       26,775
      Other time deposits                                  68,900       63,913
                                                         --------     --------

   Total Deposits                                         165,522      157,112

Accrued expenses and other liabilities                      1,110          803
Federal funds purchased                                        --           --
Short-term borrowings                                       4,688        1,717
Long-term debt                                              6,614        8,517
                                                         --------     --------

   Total Liabilities                                      177,934      168,149
                                                         --------     --------

STOCKHOLDERS' EQUITY

Common stock; $1 par value, 2,000,000 shares
   Authorized, 900,000 issued                                 900          900
Additional paid in capital                                    900          900
Retained earnings                                          27,073       25,836
Accumulated other comprehensive income                         79          154
Treasury stock (at cost, 20,167 shares in 2008 and
      19,717 shares in 2007)                               (1,086)      (1,059)
                                                         --------     --------

   Total Stockholders' Equity                              27,866       26,731
                                                         --------     --------

   Total Liabilities and Stockholders' Equity            $205,800     $194,880
                                                         ========     ========

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                    Accumulated
                                             Additional                Other
                                     Common   Paid In    Retained  Comprehensive  Treasury
                             Total    Stock   Capital    Earnings  (Loss) Income    Stock
                            -------  ------  ----------  --------  -------------  --------
BALANCE, DECEMBER 31,
   2007                     $26,731   $900      $900      $25,836      $ 154      $(1,059)
                            =======   ====      ====      =======      =====      =======
Comprehensive Income
   Net income                 1,237                         1,237
   Change in unrealized
      gain on
      available for sale
      securities, net of
      income tax effect of
      ($39)                     (75)                                     (75)
                            -------
   Total Comprehensive
      Income                  1,162
Purchase of Treasury
   Stock                        (27)                                                  (27)
                            -------                                               -------
BALANCE, JUNE 30,
   2008                     $27,866   $900      $900      $27,073      $  79      $(1,086)
                            =======   ====      ====      =======      =====      =======
BALANCE, DECEMBER 31,
   2006                     $25,560   $900      $900      $24,596      $ (60)     $  (776)
Comprehensive Income
   Net income                 1,175                         1,175
   Change in unrealized
      loss on
      available for sale
      securities, net of
      income tax effect of
      ($166)                   (316)                                    (316)
                            -------
   Total Comprehensive
      Income                    859
Purchase of Treasury
   Stock                       (191)                                                 (191)
                            -------                                               -------
BALANCE, JUNE 30,
   2007                     $26,228   $900      $900      $25,771      $(376)     $  (967)
                            =======   ====      ====      =======      =====      =======

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                             ------------------
                                                               2008      2007
                                                             --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $  1,237   $ 1,175
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for loan losses                                   136        90
      Depreciation and amortization                               228       248
      Loss on disposal of fixed assets                             17        --
      Net amortization of securities                                5         9
      Deferred income tax benefit (increase) decrease            (110)       30
      Income from life insurance investment                       (87)       --
      Net change in:
         Accrued income                                            (8)     (177)
         Other assets                                            (101)       39
         Accrued expense and other liabilities                    416      (185)
                                                             --------   -------
   Net Cash Provided by Operating Activities                    1,733     1,229
                                                             --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in federal funds sold                            (2,426)    3,601
   Net change in interest bearing deposits in banks            (7,337)      (76)
   Proceeds from sales, calls and maturities
      of available for sale securities                          6,265     2,820
   Purchase of securities available for sale                   (1,203)   (2,264)
   Purchase of restricted investments                            (591)
   Proceeds from redemption of restricted investments              61        17
   Net increase decrease in loans                              (5,713)   (4,880)
   Purchase of bank premises and equipment                       (145)      (95)
                                                             --------   -------
   Net Cash Used in Investing Activities                      (11,089)     (877)
                                                             --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in:
      Demand and savings deposits                               1,243      (269)
      Time deposits                                             7,167      (650)
      Short-term borrowings                                     2,971       159
      Federal funds purchased                                      --       759
   Curtailments of long-term borrowings                        (1,903)     (403)
   Purchase of treasury stock                                     (27)     (191)
                                                             --------   -------
   Net Cash Provided by (Used in) Financing Activities          9,451      (595)
                                                             --------   -------
CASH AND DUE FROM BANKS
   Net increase (decrease) in cash and due from banks              95      (243)
   Cash and due from banks, beginning of period                 2,846     2,174
                                                             --------   -------
   Cash and due from banks, end of period                    $  2,941   $ 1,931
                                                             ========   =======
Supplemental Disclosure of Cash Paid During the Period for:
   Interest                                                  $  2,384   $ 2,664
   Income taxes                                              $    520   $   444

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements include the accounts of Allegheny Bancshares Inc. and its subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated in the consolidation.

The consolidated financial statements conform to accounting principles generally accepted in the United States of America ("GAAP") and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008, and the results of operations for the periods ended June 30, 2008 and 2007. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2007 annual report to stockholders of Allegheny Bancshares, Inc.

NOTE 2 INVESTMENT SECURITIES AND RESTRICTED SECURITIES:

The amortized costs of investment securities and their approximate fair values at June 30, 2008 and December 31, 2007 follows (in thousands of dollars):

                                    JUNE 30, 2008     DECEMBER 31, 2007
                                 ------------------  ------------------
                                 AMORTIZED    FAIR   AMORTIZED    FAIR
                                    COST     VALUE      COST     VALUE
                                 ---------  -------  ---------  -------
SECURITIES AVAILABLE FOR SALE:
   Mortgaged backed obligations
      of federal agencies          $ 3,278  $ 3,215   $ 2,984   $ 2,961
   Government sponsored
      enterprises                    4,997    5,051     9,489     9,579
   Obligations of states and
      political subdivisions        17,412   17,578    18,282    18,450
Corporate obligations                  502      466        --        --
   Other equities                      131      131       131       131
                                   -------  -------   -------   -------
      Total                        $26,320  $26,441   $30,886   $31,121
                                   =======  =======   =======   =======
SECURITIES HELD TO MATURITY:
   Government sponsored
      enterprises                  $    --  $    --   $   500   $   501
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

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 LOANS RECEIVABLE:

Loans outstanding are summarized as follows (in thousands of dollars):

                                  JUNE 30,   DECEMBER 31,
                                    2008         2007
                                  --------   ------------
Real estate loans                 $ 69,177     $ 67,091
Commercial and industrial loans     67,266       65,223
Loans to individuals, primarily
   collateralized by autos          11,933       11,937
All other loans                      5,305        3,720
                                  --------     --------
   Total Loans                     153,681      147,971
Less allowance for loan losses       1,319        1,186
                                  --------     --------
   Net Loans Receivable           $152,362     $146,785
                                  ========     ========

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the six months ended June 30, 2008 and 2007 follows (in thousands):

                                             SIX MONTHS
                                           ENDED JUNE 30,
                                          ---------------
                                           2008     2007
                                          ------   ------
Balance, beginning of period              $1,186   $1,258
Provision charged to operating expenses      135       90
Recoveries of loans charged off               57       60
Loans charged off                            (59)    (230)
                                          ------   ------
Balance, end of period                    $1,319   $1,178
                                          ======   ======

NOTE 5 LONG TERM DEBT:

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh
(FHLB). The interest rates on all of the notes payable as of June 30, 2008 were fixed at the time of the advance and fixed rates range from 4.14% to 5.61%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 4.87% at June 30, 2008.

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

Investment securities available for sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, when available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities include those traded by dealers or brokers in an active over the counter markets. Level 2 securities include U.S. government sponsored enterprise securities, mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include other equities that do not have an active market. Currently all of our securities are considered Level 2 securities.

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established in accordance with SFAS 114 Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan's collateral (if the loan is collateral dependent).. At June 30, 2008 the fair value was determined by the measurement of the fair value of the underlying collateral. Typically the collateral value is determined by applying a discount to an appraisal that was performed at or about the date of the loan. Due to the uncertainty of appraisals and fluctuation in real estate prices, the Company records the impaired loans as nonrecurring Level 3. The loans listed below have a gross carrying value of $1,327,000, but a fair value of $1,085,000, which results in an increase in our Allowance for Loan Loss of $242,000.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

                                                    FAIR VALUE
                                TOTAL AT       MEASUREMENTS USING:
                                JUNE 30,   ---------------------------
Dollars in thousands              2008     LEVEL 1   LEVEL 2   LEVEL 3
--------------------            --------   -------   -------   -------
Assets:
Securities available for sale    $26,441      --     $26,441       --
Impaired loans                     1,327      --          --    1,085

NOTE 8 BENEFIT PLANS

Executive Performance Driven Plan: On June 4th, 2008, the Company, approved the Pendleton Community Bank, Inc. Executive Performance Driven Plan. The Performance Plan provides for bonus compensation based on achievement of certain performance goals. The CEO is eligible to receive a bonus based on achievement of the performance criteria.

     For the Bank's Chief Executive Officer, performance compensation will be based on the following individual categories (as reflected in the performance of Allegheny Bancshares, Inc.): Return on Average Equity, Increase in Earnings per Share, Return on Assets, Asset Growth Rate.

     The total performance compensation which may be earned by the CEO is between 0% and 11.50% of his base salary. The Company has accrued a liability and incurred a benefit expense of $10,500 for the first six months of 2008 for this plan based on the assumption that the CEO will earn 10% of his base salary for 2008.

Supplemental Retirement Agreement: On June 4th, 2008 the Bank entered into a non-qualified Supplemental Retirement Agreement ("SERP") with the CEO. The SERP provide for the payment of a monthly supplemental executive retirement benefit equal to annual payments of $54,663 for a 15 year period. Such benefit shall be payable for a period of fifteen years, or under certain circumstances, prior to age 65. For each full calendar year the CEO completes with the Bank without separation of service, the CEO shall be credited with 8.33% of this benefit, toward 100% after 12 years. The Company has accrued a liability and incurred a benefit expense of $11,470 for the first six months of 2008 for this plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allegheny Bancshares, Inc. (Company) is a single bank holding company organized under the laws of West Virginia. The Company provides financial services through its wholly owned subsidiary Pendleton Community Bank (Bank).

The Bank is a full service commercial bank offering financial services through four financial centers located in the West Virginia towns of Franklin, Moorefield and Marlinton, and its newest office near Harrisonburg, Virginia. Currently its primary trade areas are these towns and the West Virginia counties of Pendleton, Hardy, Pocahontas, and in western Rockingham County, Virginia. The newest financial center is located in Rockingham County, Virginia just west of the city limits of Harrisonburg, Virginia and was opened for business July 19, 2006.

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

ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

The provision for loan losses was $135,000 and $90,000 for the six month periods ended June 30, 2008 and 2007 respectively. The allowance for loan losses ("ALL") was $1,319,000 (.86% of loans) at the end of the first six months of 2008 compared with $1,186,000 (.80% of loans) at December 31, 2007. The ALL increase was caused primarily by the increased provision to the allowance during the first six months of 2008. The Company continues to monitor the loan portfolio for signs of weakness or developing credit problems. Loan loss provision for each period is determined after evaluating the loan portfolio and determining the level of reserves necessary to absorb current charge-offs and maintain the reserve at adequate levels. See Note 4 for the amounts.

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

RESULTS OF OPERATIONS OVERVIEW

Net income of $1,237,000 for the first six months of 2008 represents an increase of 5.28% compared to the same period a year ago. Annualized returns on average equity and average assets for the six months ended June 30, 2008 were 9.05% and 1.24%, respectively, compared with 9.08% and 1.28% for the same period in 2007. The increase in income is primarily due to an increase in noninterest income as indicated by a $145,000 increase over the same period in 2007. Net interest income for the period was fairly flat compared to the same period in 2007.

NET INTEREST INCOME

As the Company has seen its net interest income before provision for loan losses increase in the first six months of 2008 compared to a year earlier, this small increase is due to increase volume of loans, not from increase in the net interest margin. Tax equivalent net yield on interest earning assets fell from 4.63% for the first six months of 2007 to 4.18% for the same period in 2008. Average earning assets increased by 7.81% of the same period a year ago and average interest bearing liabilities increased 9.82%.

Table I shows that the Company's taxable equivalent net interest income decreased by 2.76% for the first six months of 2008 compared to the first six months of 2007. This decrease is due primarily to the large drop in the yield on average earning assets. This decrease resulted not only from the drop in interest rates, as the Federal Reserve has dropped Fed Funds rate by 325 basis points since beginning of August 2007, but also from the change in the way the Company recognizes loan fee income.

In January 2008, the Company began following the Financial Accounting Standard
(FAS) No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("FAS 91"). FAS 91 was issued in December 1986 by the Financial Accounting Standards Board
(FASB) and was effective for years beginning after December 15, 1987. FAS 91 establishes the accounting for nonrefundable fees and costs associated with lending, commitments to lend, or purchasing a loan or a group of loans. The main effect to the Company with this adoption, is that now the Company will amortize the loan fees we collect over the life of the loan. This amortization adjusts the yield on the loans. In addition, the Company will also amortize the direct costs that the Company incurs on originating loans. This also affects the yield on loans. The Company has measured the effect on income and the financial condition of the Company since the effective date of FAS 91 and has determined it is not material. However while the net effect is not material it does lower our net yield on earning assets as shown in Table 1, since historically all nonrefundable loan fees have been included in the calculation of interest income on loans. This has the affect of lowering the net yield on interest earning assets as shown in Table I by 22 basis points.

Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

                                     TABLE I

ALLEGHENY BANCSHARES, INC.
NET INTEREST MARGIN ANALYSIS
(ON A FULLY TAXABLE EQUIVALENT BASIS)(DOLLAR AMOUNTS IN THOUSANDS)

                                    SIX MONTHS ENDED             SIX MONTHS ENDED
                                      JUNE 30, 2008                JUNE 30, 2007
                               --------------------------   --------------------------
                                AVERAGE   INCOME/            AVERAGE   INCOME/
                                BALANCE   EXPENSE   RATES    BALANCE   EXPENSE   RATES
                               --------   -------   -----   --------   -------   -----
Interest Income
   Loans (1, 2)                $149,523    $5,616   7.51%   $135,864    $5,619   8.27%
   Federal funds sold             1,473        25   3.39%      2,921        77   5.25%
   Interest bearing deposits      6,322       104   3.29%        142         4   5.63%
Investments
      Taxable                    11,979       259   4.32%     16,299       391   4.80%
      Nontaxable (2)             17,963       520   5.79%     18,467       545   5.90%
                               --------    ------   ----    --------    ------   ----
Total Earning Assets            187,260     6,524   6.97%    173,693     6,636   7.64%
                               --------    ------   ----    --------    ------   ----
Interest Expense
   Demand deposits               15,679        87   1.10%     15,787       126   1.60%
   Savings                       31,950       201   1.26%     32,932       442   2.68%
   Time deposits                 96,417     2,128   4.41%     82,837     1,873   4.52%
   Short-term borrowings          1,603        15   1.87%      2,432        55   4.52%
   Long-term debt                 7,488       180   4.81%      5,456       116   4.25%
                               --------    ------   ----    --------    ------   ----
   Total Interest Bearing
      Liabilities              $153,137    $2,611   3.41%   $139,444    $2,612   3.75%
                               --------    ------   ----    --------    ------   ----
   Net Interest Margin (1)                  3,913                        4,024
                                           ======                       ======
Net Yield on Interest
   Earning Assets                                   4.18%                        4.63%
                                                    =====                        =====

(1)  Interest on loans includes loan fees

(2) An incremental tax rate of 34% was used to calculate the tax equivalent income

NONINTEREST INCOME

Noninterest income increased 24.58% during the first six months of 2008 as compared to the same period in 2007. The increase was largely due to earnings the Company recognized on it's Subsidiary's Bank Owned Life Insurance (BOLI) investment. This investment in BOLI has provided $87,000 in noninterest income in the first half of 2008 and none of this was present in 2007. In addition, increases of $53,000 in deposit service charges, $24,000 in a combination of ATM fees and debit card fee income all boosted the Company's noninterest income for the first half of 2008.

NONINTEREST EXPENSES

Total noninterest expense increased $47,000 or 1.77% for the first six months of 2008, as compared to 2007. Salaries and benefits increased by 0.84% due to the increase in the number of employees, merit increases, and higher benefit costs. This increase was held down by the adoption of FAS 91. As mentioned under the net interest income section above, FAS 91 requires the incremental direct costs of completing a loan to be deferred and amortized over the life of the loan adjusting the net yield. This deferral of loan costs had the effect of reducing salary expense by $178,000 for the first six months of 2008. After adding back the cost deferral under FAS 91, our total salary and benefit expense increased by 13.24%. The number of employees as measured by full time equivalents (FTE) increased by 3.5 or 5.83% in the first six months of 2008, as compared to the same period of 2007. Salary and benefit costs increases were led by a 28.13% increase in benefit costs.

Other expenses increased by approximately $35,000 or 2.87%. Some of the reasons for this increase include $12,000 increase in ATM fees, $9,000 increase in directors fees due to increased meeting fees and increased meetings, and $8,000 increase in dues and memberships during the first half 2008 over the same period in 2007.

INCOME TAX EXPENSE

Income tax expense equaled 27.32% of income before income taxes for the first six months of 2008 compared with 27.33% for the same period of 2007. 2007 taxes were lower than normal due to a $10,000 refund received on an amended tax issue from the 2003 tax year. 2008 taxes are being reduced to an increased amount of tax exempt income, particularly the income from the BOLI investment as discussed above in non interest income section.

LOANS AND PROVISION FOR LOAN LOSS

Total loans were $153,681,000 at June 30, 2008 as compared to $147,971,000 at December 31, 2007, representing a 3.86% increase. This loan growth came primarily from real estate and commercial loans. A schedule of loans by type is shown in Note 3 to the financial statements. The breakdown of loan growth as shown in Note 3 is a 3.11% increase in our residential real estate loans, 3.13% growth in commercial loans. Approximately 84% of the loan portfolio is secured by real estate at June 30, 2008.

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

The following table summarizes the Company's nonperforming loans at June 30, 2008 and December 31, 2007 (in thousands of dollars):

                                   JUNE 30,   DECEMBER 31,
                                     2008         2007
                                   --------   ------------
Nonaccrual loans                    $   78       $    9
Restructured loans                     141          143
Loans delinquent 90 days or more     1,075          969
                                    ------       ------
   Total Nonperforming Loans        $1,294       $1,121
                                    ======       ======

DEPOSITS

The Company's deposits increased $8,410,000 or 5.35% during the first six months of 2008. A schedule of deposits by type is shown in the balance sheets. The primary reason for this increase was the increase in certificates of deposits
(CDs). Much of this growth it is believed to be due to a "flight to quality" as customers seek safe investments due to recent decreases in the equity markets. Time deposits of $100,000 or more were 17.49% and 17.04% of total deposits at June 30, 2008 and December 31, 2007, respectively.

BORROWINGS

     The Company borrows funds from the Federal Home Loan Bank (FHLB) to provide liquidity and to reduce interest rate risk. As competition for deposits have increased during periods of loan growth, FHLB borrowings have been utilized to help fund the loan growth. These borrowings have a fixed rate of interest and are amortized over a period of 5 to 20 years. Interest rates on these obligations range from 2.46% to 5.61%.

CAPITAL

     The Company continues to maintain a strong capital position to provide an attractive financial return to our shareholders and to support future growth. Capital as a percentage of total assets was 13.54% at June 30, 2008 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

UNCERTAINTIES AND TRENDS

     Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

LIQUIDITY AND INTEREST SENSITIVITY

Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At June 30, 2008, the Company had liquid assets of approximately $5.4 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at June 30, 2008. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $81.3 million.

At June 30, 2008, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 29.69% for the one year repricing period. This rate reflects a very conservative estimate since we show an immediate runoff of accounts without a specific maturity date, and does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is -14.80%. This indicates that the Company is liability sensitive. But this negative gap ratio is within guidelines set by the Company and the Company expects interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a community bank operating in a rural environment. Table II shows the Company's interest sensitivity.

                                    TABLE II

ALLEGHENY BANCSHARES, INC.
INTEREST SENSITIVITY ANALYSIS
JUNE 30, 2008
(In Thousands of Dollars)

                                    0-3      4-12      1-5     OVER 5
                                  MONTHS    MONTHS    YEARS     YEARS    TOTAL
                                 -------   -------   -------   ------   -------
USES OF FUNDS:
Loans                             27,560    28,789    54,174   43,158   153,681
Federal funds sold                 2,460                                  2,460
Interest bearing deposits          2,557     5,039                        7,596
Investment securities                396     1,652    13,736   10,657    26,441
Restricted Investments                                          2,197     2,197
                                 -------   -------   -------   ------   -------
Total                             32,973    35,480    67,910   56,012   192,375
                                 -------   -------   -------   ------   -------
SOURCES OF FUNDS:
Deposits:
   Interest bearing demand        16,338                                 16,338
   Savings                        31,539                                 31,539
   Time deposits over $100,000    11,638     9,475     7,842             28,955
   Other time deposits            29,182    22,382    16,436      600    68,600
Short-term borrowings              4,688                                  4,688
Long-term debt                        78       241     3,173    3,122     6,614
                                 -------   -------   -------   ------   -------
Total                             93,463    32,098    27,451    3,722   156,734
                                 -------   -------   -------   ------   -------
Discrete Gap                     (60,490)    3,382    40,459   52,290    35,641
Cumulative Gap                   (60,490)  (57,108)  (16,649)  35,641
Ratio of Cumulative Gap
   To Total Earning Assets        -31.44%   -29.69%    -8.65%   18.53%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 2008. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2007 Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -

Not Applicable

ITEM 2. CHANGES IN SECURITIES -

During the six month period ending June 30, 2008, the Company purchased some of the Company's stock to be held as treasury stock. This was not part of publicly announced plan. The details of the transaction were as follows:

                 TOTAL NUMBER    AVERAGE
                   OF SHARES    PRICE PER
     DATE          PURCHASED      SHARE
     ----        ------------   ---------
March 05, 2008        250         $60.00
June 26, 2008         200         $60.00

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

At the Annual Shareholders Meeting held on April 14, 2008, the officers and directors were introduced and the following directors whose terms had expired, Roger Champ, Carole Hartman and William Loving, Jr. were considered for election. The directors above were duly elected for three-year terms commencing in 2008 with voting results as follows: 637,580 of 639,800 shares represented voted "for", 2,220 of 639,800 shares represented voted "against". The following board members were retained for their respective terms: Thomas J. Bowman, John
E. Glover, Richard Phares, Richard Homan, Jerry Moore, and Dolan Irvine.

ITEM 5. OTHER INFORMATION -

Not Applicable

ITEM 6. EXHIBITS

     The following Exhibits are filed as part of this Form 10-Q

No.                                   Description
----   -------------------------------------------------------------------------
31.1   Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
       (filed herewith).

31.2   Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
       (filed herewith).

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 30, 2003.

No.                          Description                        Exhibit Number
----   ------------------------------------------------------   --------------
3.1    Articles of Incorporation - Allegheny Bancshares, Inc.         E2

The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-K filed March 31, 2006.

No.                          Description                        Exhibit Number
----   ------------------------------------------------------   --------------
3.3    Bylaws of Allegheny Bancshares, Inc.                           3.3

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

Date: August 8, 2008