Form 10-Q
period 2008-09-30
ALLEGHENY BANCSHARES INC
filed 2008-11-07
CIK 1213662

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended September 30, 2008

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

                         Common Stock, par value - $1.00
                871,733 shares outstanding as of November 7, 2008

                           ALLEGHENY BANCSHARES, INC.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION
   Item 1.   Financial Statements                                             2
             Unaudited Consolidated Statements of Income - Nine Months
                ended September 30, 2008 and 2007                             2
             Unaudited Consolidated Statements of Income - Three Months
                ended September 30, 2008 and 2007                             3
             Consolidated Balance Sheets - September 30, 2008
                (Unaudited) and December 31, 2007 (Audited)                   4
             Unaudited Consolidated Statements of Changes in
                Stockholders' Equity - Nine Months Ended September
                30, 2008 and 2007                                             5
             Unaudited Consolidated Statements of Cash Flows - Nine
                Months Ended September 30, 2008 and 2007                      6
             Notes to Consolidated Financial Statements                       7
   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             11
   Item 3.   Quantitative and Qualitative Disclosures about Market Risk      17
   Item 4T.  Controls and Procedures                                         17

PART II. OTHER INFORMATION
   Item 1.   Legal Proceedings                                               17
   Item 1.A. Risk Factors                                                    17
   Item 2.   Changes in Securities                                           17
   Item 3.   Defaults upon Senior Securities                                 18
   Item 4.   Submission of Matters to a Vote of Security Holders             18
   Item 5.   Other Information                                               18
   Item 6.   Exhibits and Reports on Form 8K                                 18

             SIGNATURES                                                      19

             CERTIFICATIONS                                                  20

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           ALLEGHENY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (In thousands, except for share and per share information)
                                   (Unaudited)

                                          NINE MONTHS ENDED
                                            SEPTEMBER 30,
                                         -------------------
                                           2008       2007
                                         --------   --------
INTEREST AND DIVIDEND INCOME:
   Loans and fees                        $  8,490   $  8,508
   Investment securities - taxable            367        588
   Investment securities - nontaxable         510        537
   Deposits and federal funds sold            181        111
                                         --------   --------
   Total Interest and Dividend Income       9,548      9,744
                                         --------   --------
INTEREST EXPENSE:
   Deposits                                 3,499      3,727
   Borrowings                                 281        276
                                         --------   --------
   Total Interest Expense                   3,780      4,003
                                         --------   --------
NET INTEREST INCOME                         5,768      5,741
PROVISION FOR LOAN LOSSES                     216        138
                                         --------   --------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                          5,552      5,603
                                         --------   --------
NONINTEREST INCOME:
   Service charges on deposit accounts        637        572
   Other income                               487        357
                                         --------   --------
   Total Noninterest Income                 1,124        929
                                         --------   --------
NONINTEREST EXPENSE:
   Salaries and benefits                    2,176      2,165
   Occupancy expenses                         289        269
   Equipment expenses                         453        468
   Other expenses                           1,159      1,121
                                         --------   --------
   Total Noninterest Expenses               4,077      4,023
                                         --------   --------
Income Before Income Taxes                  2,599      2,509
INCOME TAX EXPENSE                            682        719
                                         --------   --------
   NET INCOME                            $  1,917   $  1,790
                                         ========   ========
EARNINGS PER SHARE
   Net income                            $   2.18   $   2.03
                                         ========   ========
   Weighted Average Shares Outstanding    879,350    882,355
                                         ========   ========

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
           (In thousands, except for share and per share information)
                                   (Unaudited)

                                          THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                         -------------------
                                           2008       2007
                                         --------   --------
INTEREST AND DIVIDEND INCOME:
   Loans and fees                        $  2,804   $  2,953
   Investment securities - taxable            108        197
   Investment securities - nontaxable         167        178
   Deposits and federal funds sold             53         30
                                         --------   --------
   Total Interest and Dividend Income       3,132      3,358
                                         --------   --------
INTEREST EXPENSE:
   Deposits                                 1,083      1,285
   Borrowings                                  86        105
                                         --------   --------
   Total Interest Expense                   1,169      1,390
                                         --------   --------
NET INTEREST INCOME                         1,963      1,968
PROVISION FOR LOAN LOSSES                      81         48
                                         --------   --------
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                          1,882      1,920
                                         --------   --------
NONINTEREST INCOME:
   Service charges on deposit accounts        225        213
   Other income                               164        126
                                         --------   --------
   Total Noninterest Income                   389        339
                                         --------   --------
NONINTEREST EXPENSE:
   Salaries and benefits                      729        730
   Occupancy expenses                         100         90
   Equipment expenses                         151        155
   Other expenses                             394        392
                                         --------   --------
   Total Noninterest Expenses               1,374      1,367
                                         --------   --------
Income Before Income Taxes                    897        892
INCOME TAX EXPENSE                            217        277
                                         --------   --------
   NET INCOME                            $    680   $    615
                                         ========   ========
EARNINGS PER SHARE
   Net income                            $    .77   $    .70
                                         ========   ========
   Weighted Average Shares Outstanding    877,831    881,150
                                         ========   ========

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS
           (In thousands, except for share and per share information)

                                              SEPTEMBER 30, 2008   DECEMBER 31, 2007
                                              ------------------   -----------------
                                                   Unaudited            Audited
ASSETS

Cash and due from banks                            $  3,351            $  2,846
Federal funds sold                                      982                  34
Interest bearing deposits in banks                    5,159                 259
Investment securities available for sale             26,499              31,121
Investment securities held to maturity                   --                 500
Restricted equity securities                          2,114               1,667
Loans receivable, net of allowance for loan
   losses of $1,341 and $1,186 respectively         153,788             146,785
Bank premises and equipment, net                      6,337               6,540
Interest receivable                                   1,287               1,225
Bank owned life insurance                             3,649               3,518
Other assets                                            547                 385
                                                   --------            --------
   Total Assets                                    $203,713            $194,880
                                                   ========            ========
LIABILITIES
Deposits
   Noninterest bearing demand                      $ 21,130            $ 18,250
   Interest bearing
      Demand                                         19,352              15,134
      Savings                                        29,464              33,040
      Time deposits over $100,000                    26,812              26,775
      Other time deposits                            69,898              63,913
                                                   --------            --------
   Total Deposits                                   166,656             157,112
Accrued expenses and other liabilities                  771                 803
Federal funds purchased                                  --                  --
Short-term borrowings                                 1,533               1,717
Long-term debt                                        6,536               8,517
                                                   --------            --------
   Total Liabilities                                175,496             168,149
                                                   --------            --------
STOCKHOLDERS' EQUITY
Common stock; $1 par value, 2,000,000
   shares Authorized, 900,000 issued                    900                 900
Additional paid in capital                              900                 900
Retained earnings                                    27,753              25,836
Accumulated other comprehensive income                  183                 154
Treasury stock (at cost, 27,567 shares in
   2008 and 19,717 shares in 2007)                   (1,519)             (1,059)
                                                   --------            --------
   Total Stockholders' Equity                        28,217              26,731
                                                   --------            --------
   Total Liabilities and Stockholders' Equity      $203,713            $194,880
                                                   ========            ========

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

                                                                             Accumulated
                                                    Additional                  Other
                                           Common     Paid In    Retained   Comprehensive   Treasury
                                  Total     Stock     Capital    Earnings   (Loss) Income     Stock
                                 -------   ------   ----------   --------   -------------   --------
BALANCE, DECEMBER 31, 2007       $26,731    $900       $900       $25,836       $154        $(1,059)
                                 =======    ====       ====       =======       ====        =======
Comprehensive Income
   Net income                      1,917                            1,917
   Change in unrealized
      gain on available for
      sale securities, net of
      income tax effect of $15        29                                          29
                                 -------
   Total Comprehensive Income      1,946
Purchase of Treasury Stock          (460)                                                      (460)
                                 -------    ----       ----       -------       ----        -------
BALANCE, SEPTEMBER 30, 2008      $28,217    $900       $900       $27,753       $183        $(1,519)
                                 =======    ====       ====       =======       ====        =======
BALANCE, DECEMBER 31, 2006       $25,560    $900       $900       $24,596       $(60)       $  (776)
Comprehensive Income
   Net income                      1,790                            1,790
   Change in unrealized
      loss on available for
      sale securities, net of
      income tax effect of $13        32                                          32
                                 -------
   Total Comprehensive Income      1,822
Purchase of Treasury Stock          (263)                                                      (263)
                                 -------    ----       ----       -------       ----        -------
BALANCE, SEPTEMBER 30, 2007      $27,119    $900       $900       $26,386       $(28)       $ (1039)
                                 =======    ====       ====       =======       ====        =======

        The accompanying notes are an integral part of these statements.

                           ALLEGHENY BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                                2008      2007
                                                              -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 1,917   $ 1,790
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Provision for loan losses                                   216       138
      Depreciation and amortization                               346       375
      Loss on disposal of fixed assets                             17
      Net amortization of securities                               10        14
      Deferred income tax benefit (increase) decrease             (52)       27
      Income from life insurance investment                      (131)       --
      Net change in:
         Accrued income                                           (62)      (58)
         Other assets                                            (177)       41
         Accrued expense and other liabilities                     23       (62)
                                                              -------   -------
   Net Cash Provided by Operating Activities                    2,107     2,265
                                                              -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in federal funds sold                              (948)   (2,612)
   Net change in interest bearing deposits in banks            (4,900)     (518)
   Proceeds from sales, calls and maturities
      of available for sale securities                          6,856     3,330
   Purchase of securities available for sale                   (2,201)   (2,296)
   Proceeds from maturity of held to maturity security            500        --
   Purchase of restricted investments                            (614)      (60)
   Proceeds from redemption of restricted investments             167        22
   Net increase decrease in loans                              (7,219)   (5,916)
   Purchase of bank premises and equipment                       (162)     (115)
                                                              -------   -------
   Net Cash Used in Investing Activities                       (8,521)   (8,165)
                                                              -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in:
      Demand and savings deposits                               3,522     2,821
      Time deposits                                             6,022     3,053
      Short-term borrowings                                      (184)     (466)
      Federal funds purchased                                      --     1,500
   Curtailments of long-term borrowings                        (1,981)     (426)
   Purchase of treasury stock                                    (460)     (263)
                                                              -------   -------
   Net Cash Provided by Financing Activities                    6,919     6,219
                                                              -------   -------
CASH AND DUE FROM BANKS
   Net increase in cash and due from banks                        505       319
   Cash and due from banks, beginning of period                 2,846     2,174
                                                              -------   -------
   Cash and due from banks, end of period                     $ 3,351   $ 2,493
                                                              =======   =======
Supplemental Disclosure of Cash Paid During the Period for:
   Interest                                                   $ 3,786   $ 4,038
   Income taxes                                               $   780   $   696

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

The consolidated financial statements conform to accounting principles generally accepted in the United States of America ("GAAP") and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008, and the results of operations for the periods ended September 30, 2008 and 2007. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2007 annual report to stockholders of Allegheny Bancshares, Inc.

NOTE 2 INVESTMENT SECURITIES AND RESTRICTED SECURITIES:

The amortized costs of investment securities and their approximate fair values at September 30, 2008 and December 31, 2007 follows (in thousands of dollars):

                                   SEPTEMBER 30, 2008    DECEMBER 31, 2007
                                  -------------------   -------------------
                                  AMORTIZED     FAIR    AMORTIZED     FAIR
                                     COST      VALUE       COST      VALUE
                                  ----------   ------   ----------   ------
SECURITIES AVAILABLE FOR SALE:
   Mortgaged backed obligations
      of federal agencies          $ 3,080    $ 3,063    $ 2,984    $ 2,961
   Government sponsored
      enterprises                    5,495      5,567      9,489      9,579
   Obligations of states and
      political subdivisions        17,012     17,329     18,282     18,450
Corporate obligations                  502        408         --         --
   Other equities                      132        132        131        131
                                   -------    -------    -------    -------
      Total                        $26,221    $26,499    $30,886    $31,121
                                   =======    =======    =======    =======
SECURITIES HELD TO MATURITY:
   Government sponsored
      enterprises                  $    --    $    --    $   500    $   501
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

                           ALLEGHENY BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 LOANS RECEIVABLE:

Loans outstanding are summarized as follows (in thousands of dollars):

                                  SEPTEMBER   DECEMBER
                                   30, 2008   31, 2007
                                  ---------   --------
Real estate loans                  $ 69,473   $ 67,091
Commercial and industrial loans      68,387     65,223
Loans to individuals, primarily
   collateralized by autos           11,998     11,937
 All other loans                      5,271      3,720
                                   --------   --------
   Total Loans                      155,129    147,971
Less allowance for loan losses        1,341      1,186
                                   --------   --------
   Net Loans Receivable            $153,788   $146,785
                                   ========   ========

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the six months ended September 30, 2008 and 2007 follows (in thousands):

                                            NINE MONTHS
                                               ENDED
                                           SEPTEMBER 30,
                                          ---------------
                                           2008     2007
                                          ------   ------
Balance, beginning of period              $1,186   $1,258
Provision charged to operating expenses      216      138
Recoveries of loans charged off               87       75
Loans charged off                           (148)    (300)
                                          ------   ------
Balance, end of period                    $1,341   $1,171
                                          ======   ======

NOTE 5 LONG TERM DEBT:

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh
(FHLB). The interest rates on all of the notes payable as of September 30, 2008 were fixed at the time of the advance and fixed rates range from 4.14% to 5.61%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 4.84% at September 30, 2008.

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

Investment securities available for sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, when available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities include those traded by dealers or brokers in an active over the counter markets. Level 2 securities include U.S. government sponsored enterprise securities, mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include other equities that do not have an active market. Currently all of Company's investment securities available for sale are considered Level 2 securities, and their fair value at September 30, 2008 is $26,499,000.

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established in accordance with SFAS 114 Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan's collateral (if the loan is collateral dependent). The fair value was determined by the measurement of the fair value of the underlying collateral. Typically the collateral value is determined by applying a discount to an appraisal that was performed at or about the date of the loan. Due to the age of appraisals the changing market conditions of real estate the Company considers it's impaired loans to be level 3 assets. At September 30, 2008, the aggregate carrying amount of impaired loans was $1,093,612.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

NOTE 8 BENEFIT PLANS

Executive Performance Driven Plan: On June 4th, 2008, the Company, approved the Pendleton Community Bank , Inc. Executive Performance Driven Plan. The Performance Plan provides for bonus compensation based on achievement of certain performance goals. The CEO is eligible to receive a bonus based on achievement of the performance criteria.

     For the Bank's Chief Executive Officer, performance compensation will be based on the following individual categories (as reflected in the performance of Allegheny Bancshares, Inc.): Return on Average Equity, Increase in Earnings per Share, Return on Assets, Asset Growth Rate.

     The total performance compensation which may be earned by the CEO is between 0% and 11.50% of his base salary. The Company has accrued a liability and incurred a benefit expense of $15,750 for the first nine months of 2008 for this plan based on the assumption that the CEO will earn 10% of his base salary for 2008.

Supplemental Retirement Agreement: On June 4th, 2008 the Bank entered into a non-qualified Supplemental Retirement Agreement ("SERP") with the CEO. The SERP provide for the payment of a monthly supplemental executive retirement benefit equal to annual payments of $54,663 for a 15 year period. Such benefit shall be payable for a period of fifteen years, or under certain circumstances, prior to age 65. For each full calendar year the CEO completes with the Bank without separation of service, the CEO shall be credited with 8.33% of this benefit, toward 100% after 12 years. The Company has accrued a liability and incurred a benefit expense of $17,203 for the first nine months of 2008 for this plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allegheny Bancshares, Inc. (Company) is a single bank holding company organized under the laws of West Virginia. The Company provides financial services through its wholly owned subsidiary Pendleton Community Bank (Bank).

The Bank is a full service commercial bank offering financial services through four financial centers located in the West Virginia towns of Franklin, Moorefield and Marlinton, and an office near Harrisonburg, Virginia. Currently its primary trade areas are these towns and the West Virginia counties of Pendleton, Hardy, Pocahontas, and in western Rockingham County, Virginia.

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

ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

The provision for loan losses was $216,000 and $138,000 for the nine month periods ended September 30, 2008 and 2007 respectively. The allowance for loan losses ("ALL") was $1,341,000 (.86% of loans) at the end of the first nine months of 2008 compared with $1,186,000 (.80% of loans) at December 31, 2007. The ALL increase was caused primarily by the increased provision to the allowance during 2008. The Company continues to monitor the loan portfolio for signs of weakness or developing credit problems. Loan loss provision for each period is determined after evaluating the loan portfolio and determining the level of reserves necessary to absorb current charge-offs and maintain the reserve at adequate levels. See Note 4 for the amounts.

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

RESULTS OF OPERATIONS OVERVIEW

Net income of $1,917,000 for the first nine months of 2008 represents an increase of 7.09% compared to the same period a year ago. Annualized returns on average equity and average assets for the nine months ended September 30, 2008 were 9.24% and 1.27%, respectively, compared with 9.14% and 1.30% for the same period in 2007. The increase in income is primarily due to an increase in noninterest income as indicated by a $195,000 increase over the same period in 2007. Net interest income for the period was fairly flat compared to the same period in 2007.

NET INTEREST INCOME

The Company has seen its net interest income before provision for loan losses increase in the first nine months of 2008 compared to a year earlier. This increase should have been larger due to the growth of earning assets, however the growth of earning assets did not keep pace with the growth of interest bearing liabilities. One of the primary reasons that earning assets did not grow as fast was due to the transfer of $3.5 million dollars of earning assets to other assets due to purchase of the Bank Owned Life Insurance (BOLI) investment. The Company's tax equivalent net yield on interest earning assets fell from 4.65% for the first nine months of 2007 to 4.35% for the same period in 2008. Average earning assets increased by 7.32% compared to the same period a year ago and average interest bearing liabilities increased 9.80%.

Table I shows that the Company's taxable equivalent net interest income increased by 0.36% for the first nine months of 2008 compared to the same period in 2007. This increase was not as large as the increase in average earning assets primarily due to the large drop in the yield on average earning assets. This decrease resulted not only from the drop in interest rates, as the Federal Reserve has dropped Fed Funds rate by 325 basis points since beginning of August 2007, but also from the change in the way the Company recognizes loan fee income.

In January 2008, the Company began following the Financial Accounting Standard
(FAS) No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("FAS 91"). FAS 91 was issued in December 1986 by the Financial Accounting Standards Board
(FASB) and was effective for years beginning after December 15, 1987. FAS 91 establishes the accounting for nonrefundable fees and costs associated with lending, commitments to lend, or purchasing a loan or a group of loans. The main effect to the Company with this adoption, is that now the Company will amortize the loan fees we collect over the life of the loan. This amortization adjusts the yield on the loans. In addition, the Company will also amortize the direct costs that the Company incurs on originating loans. This also affects the yield on loans. The Company has measured the effect on income and the financial condition of the Company since the effective date of FAS 91 and has determined it is not material. However while the net effect is not material it does lower the net yield on earning assets as shown in Table 1, since historically all nonrefundable loan fees have been included in the calculation of interest income on loans. This has the affect of lowering the net yield on interest earning assets as shown in Table I by 21 basis points.

Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

                                     TABLE I

ALLEGHENY BANCSHARES, INC.
NET INTEREST MARGIN ANALYSIS
(ON A FULLY TAXABLE EQUIVALENT BASIS)(DOLLAR AMOUNTS IN THOUSANDS)

                                    NINE MONTHS ENDED            NINE MONTHS ENDED
                                   SEPTEMBER 30, 2008           SEPTEMBER 30, 2007
                               --------------------------   --------------------------
                                AVERAGE   INCOME/            AVERAGE   INCOME/
                                BALANCE   EXPENSE   RATES    BALANCE   EXPENSE   RATES
                               --------   -------   -----   --------   -------   -----
Inerest Income
   Loans (1, 2)                $151,094    $8,595   7.58%   $137,496   $ 8,606   8.35%
   Federal funds sold             1,334        30   3.00%      2,722       103   5.05%
   Interest bearing deposits      6,281       150   3.18%        231         7   4.04%
Investments
      Taxable                    11,588       368   4.23%     16,339       588   4.80%
      Nontaxable (2)             17,744       773   5.81%     18,426       814   5.89%
                               --------    ------   ----    --------   -------   ----
Total Earning Assets            188,041     9,916   7.03%    175,214    10,118   7.70%
                               --------    ------   ----    --------   -------   ----
Interest Expense
   Demand deposits               16,079       124   1.03%     15,544       193   1.66%
   Savings                       31,341       281   1.20%     33,329       675   2.70%
   Time deposits                 96,773     3,093   4.26%     82,283     2,859   4.63%
   Short-term borrowings          1,670        20   1.60%      2,469        85   4.59%
   Long-term debt                 7,271       261   4.79%      5,835       191   4.36%
                               --------    ------   ----    --------   -------   ----
   Total Interest Bearing
      Liabilities              $153,134    $3,779   3.29%   $139,460   $ 4,003   3.83%
                               --------    ------   ----    --------   -------   ----
   Net Interest Margin (1)                  6,137                        6,115
                                           ======                      =======
Net Yield on Interest
   Earning Assets                                   4.35%                        4.65%
                                                    ====                         ====

(1)  Interest on loans includes loan fees

(2) An incremental tax rate of 34% was used to calculate the tax equivalent income

NONINTEREST INCOME

Noninterest income increased 20.99% during the first nine months of 2008 as compared to the same period in 2007. The increase was largely due to earnings the Company recognized on it's Subsidiary's Bank Owned Life Insurance (BOLI) investment. This investment in BOLI has provided $131,000 in noninterest income in the first nine months of 2008 and none of this was present in same period of 2007. In addition, increases of $65,000 in deposit service charges, and $35,000 in a combination of ATM fees and debit card fee income all boosted the Company's noninterest income for the first nine months of 2008.

NONINTEREST EXPENSES

Total noninterest expense increased $54,000 or 1.34% for the first nine months of 2008, as compared to 2007. Salaries and benefits increased by 0.51% due to the increase in the number of employees, merit increases, and higher benefit costs. This increase was held down by the adoption of FAS 91. As mentioned under the net interest income section above, FAS 91 requires the incremental direct costs of completing a loan to be deferred and amortized over the life of the loan adjusting the net yield. This deferral of loan costs had the effect of reducing salary expense by $274,000 for the first six months of 2008. After adding back the cost deferral under FAS 91, our total salary and benefit expense increased by 13.20%. The number of employees as measured by full time equivalents (FTE) increased by 4.75 or 7.92% in the first nine months of 2008, as compared to the same period of 2007. Salary and benefit costs increases were led by a 25.12% increase in benefit costs.

Other expenses increased by approximately $38,000 or 3.39%. Some of the reasons for this increase include $13,000 increase in ATM fees, $16,000 increase in director's fees due to increased meeting fees and increased meetings, and $14,000 increase in federal and state bank assessments in the first nine months of 2008 over the same period in 2007.

INCOME TAX EXPENSE

Income tax expense equaled 26.24% of income before income taxes for the first nine months of 2008 compared with 28.66% for the same period of 2007. 2008 taxes were lower than normal due to a $38,000 reduction in 2007 tax expense discovered during 2008. This reduction was used to reduce 2008 tax expense. Also 2008 taxes are being reduced due to an increased amount of tax exempt income, particularly the income from the BOLI investment as discussed above in non interest income section.

LOANS AND PROVISION FOR LOAN LOSS

Total loans were $155,129,000 at September 30, 2008 as compared to $147,971,000 at December 31, 2007, representing a 4.84% increase. This loan growth came primarily from real estate and commercial loans. A schedule of loans by type is shown in Note 3 to the financial statements. The breakdown of loan growth as shown in Note 3 is a 3.55% increase in our residential real estate loans, 4.85% growth in commercial loans. Approximately 84% of the loan portfolio is secured by real estate at September 30, 2008.

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

The following table summarizes the Company's nonperforming loans at September 30, 2008 and December 31, 2007 (in thousands of dollars):

                                   SEPTEMBER   DECEMBER
                                    30, 2008   31, 2007
                                   ---------   --------
Nonaccrual loans                     $  638     $    9
Restructured loans                      140        143
Loans delinquent 90 days or more        438        969
                                     ------     ------
   Total Nonperforming Loans         $1,216     $1,121
                                     ======     ======

DEPOSITS

The Company's deposits increased $9,544,000 or 6.07% during the first nine months of 2008. A schedule of deposits by type is shown in the balance sheets. The primary reason for this increase was the increase in certificates of deposits (CDs). Much of this growth it is believed to be due to a "flight to quality" as customers seek safe investments due to volatility in the equity markets. Time deposits of $100,000 or more were 16.09% and 17.04% of total deposits at September 30, 2008 and December 31, 2007, respectively.

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

CAPITAL

The Company continues to maintain a strong capital position to provide an attractive financial return to our shareholders and to support future growth. Capital as a percentage of total assets was 13.85% at September 30, 2008 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

UNCERTAINTIES AND TRENDS

Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

LIQUIDITY AND INTEREST SENSITIVITY

Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At September 30, 2008, the Company had liquid assets of approximately $4.3 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at September 30, 2008. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $81.4 million.

At September 30, 2008, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 24.33% for the one year repricing period. This rate reflects a very conservative estimate since we show an immediate runoff of accounts without a specific maturity date, and does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is -8.53%. This indicates that the Company is liability sensitive. But this negative gap ratio is within guidelines set by the Company and the Company expects interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company's interest rate risk and has decided that the current position is an acceptable risk for a community bank operating in a rural environment. Table II shows the Company's interest sensitivity.

                                    TABLE II

ALLEGHENY BANCSHARES, INC.
INTEREST SENSITIVITY ANALYSIS
SEPTEMBER 30, 2008

                                    0-3      4-12       1-5    OVER 5
                                  MONTHS    MONTHS     YEARS    YEARS    TOTAL
                                 -------   -------   -------   ------   -------
(In Thousands of Dollars)
USES OF FUNDS:
Loans                             29,493    22,769    55,520   47,347   155,129
Federal funds sold                   982                                    982
Interest bearing deposits          2,113     3,046                        5,159
Investment securities              1,142       505    15,080    9,772    26,499
Restricted Investments                                          2,114     2,114
                                 -------   -------   -------   ------   -------
Total                             33,730    26,320    70,600   59,233   189,883
                                 -------   -------   -------   ------   -------
SOURCES OF FUNDS:
Deposits:
   Interest bearing demand        19,352                                 19,352
   Savings                        29,464                                 29,464
   Time deposits over $100,000     3,116    11,759    11,937             26,812
   Other time deposits            11,962    28,739    28,649      548    69,898
Short-term borrowings              1,533                                  1,533
Long-term debt                        79       244     3,158    3,055     6,536
                                 -------   -------   -------   ------   -------
Total                             65,506    40,742    43,744    3,603   153,595
                                 -------   -------   -------   ------   -------
Discrete Gap                     (31,776)  (14,422)   26,856   55,630    36,288
Cumulative Gap                   (31,776)  (46,198)  (19,342)  36,288
Ratio of Cumulative Gap
   To Total Earning Assets        -16.73%   -24.33%   -10.19%   19.11%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at September 30, 2008. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -

Not Applicable

ITEM 2. CHANGES IN SECURITIES -

During the three month period ending September 30, 2008, the Company purchased some of the Company's stock to be held as treasury stock. This was not part of publicly announced plan. The details of the transaction were as follows:

                    TOTAL NUMBER    AVERAGE
                      OF SHARES    PRICE PER
       DATE           PURCHASED      SHARE
-----------------   ------------   ---------
September 5, 2008       7,200        $58.50
September 9, 2008         200        $60.00

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

The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 30, 2003.

No.                           Description                         Exhibit Number
----   --------------------------------------------------------   --------------
3.1    Articles of Incorporation - Allegheny Bancshares, Inc.           E2

The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-K filed March 31, 2006.

No.                           Description                         Exhibit Number
----   --------------------------------------------------------   --------------
3.3    Bylaws of Allegheny Bancshares, Inc.                             3.3

                                    SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant causes this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALLEGHENY BANCSHARES, INC.


                                        By: /s/ WILLIAM A. LOVING,
                                            ------------------------------------
                                            William A. Loving, Jr.
                                            Executive Vice President and
                                            Chief Executive Officer


                                        By: /s/ L. KIRK BILLINGSLEY
                                            ------------------------------------
                                            L. Kirk Billingsley
                                            Chief Financial Officer

Date: November 7, 2008