Form 10-K
period 2008-12-31
ALLEGHENY BANCSHARES INC
filed 2009-03-27
CIK 1213662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "accelerated filer," "accelerated filer" and smaller reporting company" in rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated Filer [ ]
Non-accelerated filer [ ]     Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of June 30, 2008 the aggregate market value of the voting stock held by non-affiliates, based on the last reported sales prices of $60.00 per share was $52,789,980.

     The number of shares outstanding of the registrant's common stock was 871,233 as of March 2, 2009.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2009 (the "Proxy Statement")

                            LOCATION OF EXHIBIT INDEX

        The index of exhibits is contained in Part IV herein on page 46.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
   Item 1.  Business                                                          4
   Item 1B. Unresolved Staff Comments                                         5
   Item 2.  Description of Property                                           5
   Item 3.  Legal Proceedings                                                 6
   Item 4.  Submission of Matters to a Vote of Security Holders               6

PART II
   Item 5.  Market for Common Equity, Related Stockholder Matters and
               Issuer Purchases of Equity Securities                          6
   Item 6.  Selected Financial Data                                           7
   Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      7
   Item 8.  Consolidated Financial Statements                                18
   Item 9.  Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosures                                     43
   Item 9A. Controls and procedures                                          43

PART III
   Item 10. Directors, Executive Officers, Promoters and Control Persons:
               Compliance with Section 16(a) of the Exchange Act             43
   Item 11. Executive Compensation                                           44
   Item 12. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                    44
   Item 13. Certain Relationships and Related Transactions                   44
   Item 14. Principal Accountant Fees and Services                           44

PART IV
   Item 15. Exhibits and Financial Statement Schedules                       44

PART I

ITEM 1. BUSINESS

GENERAL

Allegheny Bancshares, Inc. (the "Company" or "we"), incorporated under the laws of West Virginia in 2003, is a one-bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding stock of its subsidiary bank, Pendleton Community Bank ("Bank"). The Bank, headquartered in Franklin, West Virginia, was incorporated under the laws of West Virginia on March 9, 1925 and operates as a state chartered bank. The Bank is engaged in the general commercial banking business offering a full range of banking services focused primarily towards serving individuals, small businesses, the agricultural industry, and the professional community. The Bank strives to serve the banking needs of its customers while developing personal, hometown relationships.

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

Management is continuing to investigate and consider other possible sites that would enable the Bank to profitably grow its market area, and is currently under an agreement with Citizens National Bank of Elkins, West Virginia to purchase their branches in Marlinton and Petersburg, West Virginia. It is anticipated that this purchase will be completed in the second quarter of 2009.

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

DEPOSITS

The Bank offers a full range of deposit products including checking, money market, savings accounts, certificates of deposits, and individual retirement accounts. The deposit accounts are insured under the Federal Deposit Insurance Act to the limits provided there under.

Other bank services include safe deposit boxes, issuance of cashier's checks, credit life insurance, traveler's checks, direct deposit of payroll and social security checks, automatic drafts for various accounts, telephone banking, online banking, cash management, remote deposit capture, and bill pay.

EMPLOYEES

As of December 31, 2008, the Bank had 61 full-time employees and 72 total employees. No one employee devotes full time service to Allegheny Bancshares, Inc.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS - NONE

ITEM 2. DESCRIPTION OF PROPERTY

     The main office of the Bank is located at 300 North Main Street, Franklin, West Virginia and is owned by the Bank. In addition to the main office the Bank owns and operates full service financial centers in the communities of Moorefield, and Marlinton, West Virginia, and in Harrisonburg, Virginia.

ITEM 3. LEGAL PROCEEDINGS

     Management is not aware of any pending or threatened litigation in which the Bank may be involved as a defendant. In the normal course of business, the Bank periodically must initiate suits against borrowers as a final course of action in collecting past due loans.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Allegheny Bancshares has not submitted any matters to the vote of security holders for the quarter ending December 31, 2008.

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

     The amount of dividends payable by the Company depends upon its earnings and capital position, and is limited by the federal and state law, regulations and policy. A West Virginia state bank cannot pay dividends (without the consent of banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. The dividend limit as of January 1, 2009 is included in Note 12 to the financial statements.

     Annual dividends were declared as of December 31, 2008 and 2007 in the amount of $1.45 and $1.40 per share, respectively.

STOCKHOLDERS

     As of December 31, 2008, there were 735 shareholders of record. This amount includes all shareholders, whether individually or held by a brokerage firm or custodian in street name.

     The high and low trade prices of the Company's common stock reported to management were as follows:

                    2008               2007
              ---------------   -----------------
    Year       High      Low     High       Low
    ----      ------   ------   ------     ------
1st quarter   $65.00   $60.00   $72.50     $57.00
2nd quarter    67.00    60.00    58.00      57.00
3rd quarter    67.15    60.00    66.67(1)   57.00
4th quarter    65.00    58.50    65.00      37.50(1)

(1) This price was the result of a private sale and may not be indicative of the market for the Company's shares.

PURCHASES OF SECURITIES DURING LAST QUARTER OF 2008

                    Total No.   Avg. Price
                    of Shares    Paid per
Period              Purchased      Share
------              ---------   ----------
10/1/08- 10/31/08      700        $60.00
11/1/08- 11/30/08        0        $  N/A
12/1/08- 12/31/08      500        $60.00

Allegheny has not initiated any plans to repurchase its stock, however from time to time as the opportunity presents itself, the Company, as shown above, has repurchased shares.

ITEM 6. SELECTED FINANCIAL DATA

                                      Years ended December 31,
                             ------------------------------------------
                              2008     2007     2006     2005     2004
                             ------   ------   ------   ------   ------
PROFITABILITY RATIOS
Return on Average Assets       1.02%    1.32%    1.34%    1.46%    1.49%
Return on Average Equity       7.48%    9.34%    9.15%    9.77%    9.95%
PER COMMON SHARE
Net Income                   $ 2.35   $ 2.80   $ 2.65   $ 2.73   $ 2.66
Cash Dividends Declared        1.45     1.40     1.30     1.20     1.10
Book Value                    31.17    30.35    28.87    27.77    26.82
Last Reported Market Price    65.00    58.50    57.00    57.00    49.00
Dividend Payout Ratio         61.40%   49.84%   49.06%   43.92%   41.38%

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

ALLOWANCE FOR LOAN LOSSES AND PROVISION FOR LOAN LOSSES

     The provision for loan losses was $297,140 and $187,117 for the calendar years 2008 and 2007 respectively. The allowance for loan losses ("ALL") was $1,396,000 (.88% of loans) at the end of 2008 compared with $1,186,000 (.80% of loans) at December 31, 2007. The ALL increase was due to increase in loan loss provision in 2008. The loan loss provision and our loan recoveries exceeded our loans charged off in 2008. See Note 5 for the amounts. Loan loss provision was increased due to a declining economic outlook and increase in delinquencies during 2008.

     The ALL is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, the Company's historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

SECURITIES IMPAIRMENT

The Company evaluates each of its investments in securities, debt and equity, under guidelines contained in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. These guidelines require the Company to determine whether a decline in value below original cost is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and the abilith of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. Declines determined to be other than temporary are charged to operations. Such charges were $804,600 for 2008, and none for 2007.

OVERVIEW OF 2008

     Net income of the Company decreased 16.74% from 2007 to 2008 and earnings per share decreased 16.07% from $2.80 to $2.35. Earnings per share decreased less as a percentage than net income due to lower number of shares outstanding. A security impairment of $501,000, net of applicable federal and state taxes, was the primary factor in the decrease in net income. However, this large charge to income was partially offset by an increase in non interest income.

The Company's balance sheet continued to grow in 2008 as assets increased by 5.05% mainly caused by a $10 million increase in loans and this increase was funded by a $10 million increase in deposits.

NET INTEREST INCOME

The primary source of the Company's earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities while deposits represent the major portion of interest-bearing liabilities. For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. The Company's taxable equivalent net interest income decreased 0.82% in 2008 compared to 2007, due primarily to the large decrease in interest rates. The Company's net yield on interest earning assets for 2008 was 4.35% compared to 4.68% for 2007 as the yield on earning assets decreased by 80 basis points while the cost of funds decreased by 63 basis points. This large drop in the yield of earning assets is primarily due to falling interest rates but it was also affected by the change in the method of accounting for loan fees.

This change in accounting for loan fees is due to the January 2008 adoption of the Financial Accounting Standard (FAS) No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases ("FAS 91"). FAS 91 was issued in December 1986 by the Financial Accounting Standards Board (FASB) and was effective for years beginning after December 15, 1987. FAS 91 establishes the accounting for nonrefundable fees and costs associated with lending, commitments to lend, or purchasing a loan or a group of loans. The main effect to the Company with this adoption, is that now the Company will amortize the loan fees we collect over the life of the loan. This amortization adjusts the yield on the loans. In addition, the Company will also amortize the direct costs that the Company incurs on originating loans. The net effect of the adoption of FAS 91 is immaterial, however it does reduce the amount of loan fee income and thus net interest income. It also reduces noninterest expenses, as it reduces salary and benefit expense.

In addition to this accounting for loan fee change, net interest income was also under pressure from falling interest rates. During the first quarter of 2008 the growth of deposits outpaced the growth of loans. In the last half of 2008, loan growth exceeded deposit growth. So we had obtained much of the years deposit growth early when rates were high, and then the investment of these funds into loans happened late in the year, when loan rates were falling.

NONINTEREST INCOME

Noninterest income consists of all revenues which are not included in interest and fee income related to earning assets. Exclusive of impairment charge on a security, noninterest income increased 18.31% during 2008 as compared to 2007. The majority of this increase is due to income from the investment into bank owned life insurance. This investment was made in November 2007, and 2008 income from this investment increased the year over year noninterest income by $156,000. Increase of $72,655 in overdraft fees also helped noninterest income in 2008. Noninterest income for 2008 included an impairment charge an equity interest in Silverton Financial Services, Inc. (SFSI). SFSI is the parent company of the Subsidiary's correspondent account. The Company determined that the losses that SFSI generated during 2008 were unlikely to be recouped in the near future, and as such the market value of the investment was determined to be other than temporarily impaired in accordance with SFAS 115.

NONINTEREST EXPENSES

Noninterest expenses increased $19,000 in 2008 compared to 2007. This small increase was held to this very low level due to the adoption of FAS 91. This is explained in more detail above under the Net Interest Income section. The effect of the adoption of this new accounting treatment is to delay the recognition of expenses associated with originating loans and $348,000 of salary expenses was deferred under the application of FAS 91. Non interest expense would have increased by 6.7% if not for this accounting change, and was led primarily by $294,000 increase in salary expense. This increase is a result of an increase in the number of employees, merit increases, and higher benefit costs. The average number of full time equivalent (FTE) employees increased from 61 for 2007, to 65 for 2008. After backing out the effect of FAS 91, salary expense increased by 8.20% and benefit costs increased by 19.04%.

INCOME TAX EXPENSE

Income tax expense equaled 23.76% and 28.05% of income before income taxes for the years ended December, 31 2008 and 2007, respectively. Increase in tax free income on Bank Owned Life Insurance investment was one of the main causes for the reduction in income tax expense as a percentage of income. In addition a tax refund from a prior year in the amount of $38,000 reduced 2008 income taxes.

SECURITIES

Schedules of securities by type and maturity are shown in Note 3 to the financial statements.

LOANS

Total loans increased 7.03% during 2008 to $158,378,104. Loan growth in 2008 occurred primarily in the commercial loan portfolio and the residential land portfolio. The commercial loans are typically secured by agricultural land. A schedule of loans by type is shown in Note 5 of the financial statements. Approximately 86% of the loan portfolio is secured by real estate at December 31, 2008.

LOAN PORTFOLIO RISK FACTORS

Nonperfoming loans include nonaccrual loans, loans over 90 days past due and restructured loans. Nonaccrual loans are loans in which interest accruals have been discontinued. Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. Restructured loans are loans for which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. The Company has a substantial amount of loans in the loan portfolio related to agribusinesses; see Note 5 of the financial statements for additional details.

The following table summarizes the Company's nonperforming loans (in thousands of dollars):

                                     Years ended December 31,
                            ------------------------------------------
                             2008     2007     2006     2005     2004
                            ------   ------   ------   ------   ------
Nonaccrual loans            $  659   $    9   $  104   $  155   $  429
Restructured Loans             139      143       24       26       29
Loans delinquent 90 days
   or more                   1,034      969      206      646      388
                            ------   ------   ------   ------   ------
Total nonperforming loans   $1,832   $1,121   $  334   $  827   $  846
                            ======   ======   ======   ======   ======

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

The allowance for loan losses increased from $1,185,826 at December 31, 2007 to $1,396,074 at December 31, 2008. Net charge offs decreased from $259,413 in 2007 to $86,891 in 2008. The provision for loan losses increased from $187,117 in 2007 to $297,140 in 2008. Based on historical losses, delinquency rates, a thorough review of the loan portfolio and after considering the elements of the preceding paragraph, management is of the opinion that the allowance for loan losses is appropriately stated in order to absorb losses in the current portfolio. See Table IV for a summary of the activity in the allowance for loan losses.

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

DEPOSITS

The Company's primary source of funding is from local customer deposits. The company offers standard bank deposit products to local individuals and businesses. The Company's deposits increased $10,127,508 or 6.45% during 2008 and $7,770,278 or 5.20% during 2007. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 16.87% and 17.04% of total deposits at December 31, 2008 and 2007 respectively.

LONG-TERM DEBT

The Company has from time to time borrowed long term debt from the Federal Home Loan Bank in order to fund long-term, fixed rate loan products to qualifying customers. The Company made principal payments of $2,597,000 and $575,000 in 2008 and 2007, respectively. The following table shows the long-term FHLB debt as of December 31, 2008.

                            (Dollars in Thousands)
                    --------------------------------------
                    Interest    Loan    Term of    Current
Loan Date             Rate     Amount     Loan     Balance
---------           --------   ------   --------   -------
June 8, 2005          4.58%    $1,000   20 years    $  884
July 11, 2005         4.77%    $1,000   20 years    $  889
March 22, 2006        5.40%    $  500   15 years    $  436
March 22, 2006        5.31%    $  500    5 years    $  241
July 11, 2007         5.57%    $  750   20 years    $  720
July 11, 2007         5.61%    $  750   20 years    $  750
December 17, 2007     4.22%    $1,000    3 years    $1,000
December 17, 2007     4.14%    $1,000    2 years    $1,000
   Total FHLB Debt at December 31, 2008             $5,920
                                                    ======

Maturity schedule and other information on this debt can be found in Note 12 to the financial statements.

CAPITAL

Capital as a percentage of total assets was 13.26% at December 31, 2008 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory guidelines.

UNCERTAINTIES AND TRENDS

While management is well aware of the deteriorating economic environment globally, we feel at this point we are able to withstand a deepening recession thanks to strong capital ratios and consistent and conservative lending practices over the years. We do realize that this recession will affect our customers and our Company and that earnings will probably be under pressure at least in the near future. To what extent, we are unsure but we feel we have the liquidity and capital to withstand the current and future economic challenges.

LIQUIDITY AND INTEREST SENSITIVITY

At December 31, 2008, the Company had liquid assets of approximately $8.8 million in the form of cash and due from banks and federal funds sold. Management believes that the Company's liquid assets are adequate at December 31, 2008. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds under established lines of credit of $7.7 million.

The Company has relied on local deposits to fund loan growth in the past. This has become more difficult and expensive in the current rate environment. There is much competition for deposits locally and the bank has explored other avenues of funding such as brokered certificates of deposits and Federal Home Loan Bank borrowings.

This interest rate environment has also changed the pattern of the banking customers. Customers are wanting longer term adjustable rate mortgages and fixed rate mortgages, as longer term rates remain low, and adjustable rate loans have been demonized in the news media. Yet on the deposit side they are demanding short term deposit products since longer term deposit rates have not been very attractive.

TABLE I

                           ALLEGHENY BANCSHARES, INC.
                          NET INTEREST MARGIN ANALYSIS
                        (ON A FULLY TAX EQUIVALENT BASIS)
                                 (IN THOUSANDS)

                                     Year Ended                    Year Ended
                                 December 31, 2008             December 31, 2007
                            ---------------------------   ---------------------------
                             Average    Income/            Average    Income/
                             Balance    Expense   Rates    Balance    Expense   Rates
                            --------   --------   -----   --------   --------   -----
Interest Income
Loans(1)                    $152,367   $ 11,361   7.46%   $139,365   $ 11,665   8.37%
Federal funds sold             1,210         33   2.73%      2,755        139   5.05%
Interest bearing deposits
   in banks                    6,167        189   3.06%        293         15   5.12%
Investments
   Taxable                    11,754        492   4.19%     16,189        778   4.81%
   Nontaxable(2)              17,338      1,006   5.80%     18,390      1,082   5.88%
                            --------   --------   ----    --------   --------   ----
   Total Earning Assets     $188,836   $ 13,081   6.93%   $176,992   $ 13,679   7.73%
                            ========   --------   ----    ========   --------   ----
Interest Expense
   Demand deposits          $ 16,832   $    173   1.03%     15,691   $    259   1.65%
   Savings                    30,646        325   1.06%     33,340        861   2.58%
   Time deposits              97,173      4,007   4.12%     84,524      3,896   4.61%
   Short-term borrowings       1,783         23   1.29%      2,399        108   4.50%
   Long-term borrowings        7,090        336   4.74%      6,111        270   4.41%
                            --------   --------   ----    --------   --------   ----
   Total Interest Bearing
      Liabilities           $153,524      4,864   3.17%   $142,065      5,394   3.80%
                            ========   --------   ----    ========   --------
   Net Interest Margin(1)              $  8,217                      $  8,285
                                       ========                      ========
Net yield on interest
   Earning assets                                 4.35%                         4.68%
                                                  ====                          ====

(1)  Interest on loans includes loan fees.

(2) An incremental tax rate of 34% was used to calculate the tax equivalent income.

Average noninterest bearing deposits for 2008 and 2007 were $19,991 and $17,676, respectively.

TABLE II

                           ALLEGHENY BANCSHARES, INC.
               EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME
                        (ON A FULLY TAX EQUIVALENT BASIS)
                                 (IN THOUSANDS)

                              2008 Compared to 2007     2007 Compared to 2006
                               Increase (Decrease)       Increase (Decrease)
                            ------------------------   -----------------------
                            Volume     Rate    Total   Volume    Rate    Total
                            ------   -------   -----   -----    -----   ------
Interest Income
Loans                       $1,088   $(1,392)  $(304)  $ 660    $ 755   $1,415
Federal funds sold             (78)      (28)   (106)     45       (5)      40
Interest bearing deposits
   in banks                    301      (127)    174      --        1        1
Investments
   Taxable                    (213)      (73)   (286)      3       31       34
   Nontaxable                  (62)      (14)    (76)     46       (9)      37
                            ------   -------   -----   -----    -----   ------
   Total Earning Assets     $1,036   $(1,634)  $(598)  $ 754    $ 773   $1,527
                            ======   =======   =====   =====    =====   ======
Interest Expense
   Demand deposits          $   19   $  (105)  $ (86)  $ (34)   $  13   $  (21)
   Savings                     (70)     (466)   (536)     80      154      234
   Time deposits               583      (472)    111     275      600      875
Short-term borrowings          (28)      (57)    (85)
Long-term borrowings            43        23      66       2       22       24
                            ------   -------   -----   -----    -----   ------
Total interest bearing
   liabilities                 577    (1,077)   (530)    323      789    1,112
                            ------   -------   -----   -----    -----   ------
Net Interest Income         $  489   $  (557)  $ (68)  $ 431    $ (16)  $  415
                            ======   =======   =====   =====    =====   ======

NOTE: Volume changes have been determined by multiplying the prior years' average rate by the change in balances outstanding. The rate change is the difference between the total change and the volume.

TABLE III

                           ALLEGHENY BANCSHARES, INC.
                          INTEREST SENSITIVITY ANALYSIS
                                 (IN THOUSANDS)
                                DECEMBER 31, 2008

                                 0 to 3     4 to 12    1 to 5     Over 5
                                 Months     Months      Years     Years      Total
                                --------   --------   --------   -------   --------
USES OF FUNDS:
Loans:                          $ 19,559   $ 22,371   $ 61,981   $54,467   $158,378
Interest bearing bank deposit      4,133                   504                4,637
Investment securities                  0      1,182     15,270     9,233     25,685
Federal funds sold                 1,570                                      1,570
                                --------   --------   --------   -------   --------
   Total Earning Assets           25,262     23,553     77,755    63,700    190,270
                                --------   --------   --------   -------   --------
SOURCES OF FUNDS:
Interest bearing
   demand deposits                18,985                                     18,985
Savings deposits                  28,567                                     28,567
Time deposits
   $100,000 and over               5,876     12,325     10,010               28,211
Other time deposits               18,901     24,763     26,952       664     71,280
Other borrowings                   3,624      1,170      1,688     3,007      9,489
                                --------   --------   --------   -------   --------
   Total Interest Bearing
      Liabilities                 75,953     38,258     38,650     3,671    156,532
                                --------   --------   --------   -------   --------
Discrete Gap                     (50,691)   (14,705)    39,105    60,029     33,738
Cumulative Gap                   (50,691)   (65,396)   (26,291)   33,738
Ratio of Cumulative Gap
   to Total Earning Assets        -26.64%    -34.37%    -13.82%    17.73%     17.73%
                                ========   ========   ========   =======   ========
Rate Risk:
Loans with predetermined
   rates                        $  6,509   $ 11,603   $ 35,178   $53,957   $107,247
Loans with variable/
   adjusted rates                 13,133     11,075     26,806       226     51,240

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

TABLE IV

                           ALLEGHENY BANCSHARES, INC.
                          LOAN LOSS ALLOWANCE ACTIVITY
                                 (IN THOUSANDS)

                                2008     2007
                               ------   ------
Beginning balance              $1,186   $1,258
Provision charged to expense      297      187
Loan losses:
   Commercial                      39      142
   Consumer                       155      198
   Real estate                      0        9
                               ------   ------
   Total Loan Losses              194      349
                               ------   ------
Recoveries:
   Commercial                       2        2
   Consumer                       105       86
   Real estate                      0        2
                               ------   ------
   Total Loan Recoveries          107       90
                               ------   ------
   Net Loan Losses                 87      259
                               ------   ------
   Ending balance              $1,396   $1,186
                               ======   ======
Net loan losses as a percent
   of average loans               .06%     .19%
Allowance as a percent of
   year end loans                 .88%     .80%

ANALYSIS OF ENDING BALANCE

                      December 31, 2008                  December 31, 2007
              --------------------------------   --------------------------------
                       Percent of   Percent of            Percent of   Percent of
              Amount    Allowance      Loans     Amount    Allowance      Loans
              ------   ----------   ----------   ------   ----------   ----------
Commercial    $  443      31.73%      46.64%     $  641      50.95%       46.90%
Consumer         710      50.86%       7.67%        584      49.24%        7.92%
Real estate      243      17.41%      45.69%        262      22.09%       45.41%
Unallocated       --         --%         --%         --         --%          --%
              ------     ------      ------      ------     ------       ------
Total         $1,396     100.00%     100.00%     $1,186     100.00%      100.00%
              ======     ======      ======      ======     ======       ======

TABLE V

                           ALLEGHENY BANCSHARES, INC.
                     TIME DEPOSIT MATURITIES - OVER $100,000
                                 (IN THOUSANDS)

                                    2008      2007
                                  -------   -------
Maturity
   Three months or less           $ 5,876   $ 5,684
   Over three to twelve months     12,325    13,988
   Over one year to three years     8,064     6,261
   Over three years                 1,946       842
                                  -------   -------
   Total                          $28,211   $26,775
                                  =======   =======

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      21
Consolidated Balance Sheets as of
   December 31, 2008 and 2007                                                22
Consolidated Statements of Income for the years ended
   December 31, 2008 and 2007                                                23
Consolidated Statements of Changes in Stockholders' Equity for the years
   ended December 31, 2008 and 2007                                          24
Consolidated Statements of Cash Flows for the years ended
   December 31, 2008 and 2007                                                25
Notes to Consolidated Financial Statements                                   26

                                                             104 Cranberry Road
(ELLIOTTDAVIS LOGO)                                          Post Office Box 760
Accountants and Business Advisors                            Galax, VA 24333

                                                             Phone 276.238.1800
                                                             Fax 276.238.1801

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Allegheny Bancshares, Inc.
Franklin, West Virginia

We have audited the consolidated balance sheets of Allegheny Bancshares, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Allegheny Bancshares, Inc. and subsidiary as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

(ELLIOTT DAVIS, LLC)

Galax, Virginia
March 6, 2009

ALLEGHENY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

                                                               2008           2007
                                                           ------------   ------------
                         ASSETS
Cash and due from banks (Note 2)                           $  2,561,712   $  2,846,286
Federal funds sold                                            1,570,000         34,000
                                                           ------------   ------------
   Cash and Cash Equivalents                                  4,131,712      2,880,286
Interest earning deposits in banks                            4,637,165        259,020
Investment securities available for sale (Note 3)            25,684,622     31,121,066
Investment securities held to maturity fair value of
   501,000 in 2007 (Note 3)                                          --        500,000
Restricted equity securities (Note 4)                         1,351,215      1,667,004
Loans receivable, net of allowance for loan losses
   of $1,396,074 in 2008 and $1,185,826 in 2007 (Note 5)    156,982,030    146,785,104
Bank premises and equipment, net (Note 6)                     6,249,434      6,539,518
Interest receivable                                           1,276,128      1,224,855
Bank owned life insurance (Note 7)                            3,692,887      3,518,386
Other assets                                                    725,025        385,415
                                                           ------------   ------------
   Total Assets                                            $204,730,218   $194,880,654
                                                           ============   ============
                      LIABILITIES
Deposits
   Noninterest bearing                                     $ 20,197,041   $ 18,249,818
   Interest bearing
      Demand                                                 18,984,791     15,133,535
      Savings                                                28,566,952     33,040,474
      Time deposit over $100,000 (Note 8)                    28,211,057     26,775,155
      Time deposits (Note 8)                                 71,279,714     63,913,065
                                                           ------------   ------------
   Total Deposits                                           167,239,555    157,112,047
Treasury tax and loan deposit note                              352,692        305,567
Securities sold under agreements to repurchase (Note 9)       1,466,228      1,411,605
Accrued expenses and other liabilities                          841,742        802,825
Short-term debt (Note 11)                                     1,750,000             --
Long-term debt (Note 12)                                      5,920,041      8,517,265
                                                           ------------   ------------
   Total Liabilities                                        177,570,258    168,149,309
                                                           ------------   ------------
Commitments and contingencies                                        --             --
                  STOCKHOLDERS' EQUITY
Common stock - $1 par value, 2,000,000 shares
   Authorized, 900,000 issued                                   900,000        900,000
Additional paid in capital                                      900,000        900,000
Retained earnings (Note 13)                                  26,630,674     25,836,201
Accumulated other comprehensive income                          320,543        154,201
Treasury stock (at cost, 28,767 and 19,717 shares in
   2008 and 2007, respectively)                              (1,591,257)    (1,059,057)
                                                           ------------   ------------
      Total Stockholders' Equity                             27,159,960     26,731,345
                                                           ------------   ------------
   Total Liabilities and Stockholders' Equity              $204,730,218   $194,880,654
                                                           ============   ============

         The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, AND 2007

                                                             2008          2007
                                                         -----------   -----------
INTEREST INCOME:
   Loans, including fees                                 $11,231,103   $11,531,097
   Federal funds sold                                         32,812       138,751
   Interest bearing deposits in banks                        188,559        14,515
   Investment securities - taxable                           491,251       778,460
   Investment securities - nontaxable                        664,259       714,066
                                                         -----------   -----------
   Total Interest Income                                  12,607,984    13,176,889
                                                         -----------   -----------
INTEREST EXPENSE:
   Interest on deposits                                    4,504,926     5,017,002
   Interest on borrowed money                                359,000       378,259
                                                         -----------   -----------
   Total Interest Expense                                  4,863,926     5,395,261
                                                         -----------   -----------
NET INTEREST INCOME                                        7,744,058     7,781,628
PROVISION FOR LOAN LOSSES (NOTE 5)                           297,140       187,117
                                                         -----------   -----------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                               7,446,918     7,594,511
                                                         -----------   -----------
NONINTEREST INCOME (EXPENSE):
   Service charges, fees and commissions                     871,900       797,358
   Restricted equity security impairment (Note 4)           (804,600)           --
   Increase in cash value of bank owned life insurance       174,501        18,386
   Other operating income                                    470,720       466,568
                                                         -----------   -----------
   Total Noninterest Income                                  712,521     1,282,312
                                                         -----------   -----------
NONINTEREST EXPENSES:
   Salaries and benefits                                   2,848,785     2,902,523
   Occupancy expense                                         400,639       362,373
   Equipment expense                                         610,226       632,142
   Director's fees                                           196,650       175,675
   Other expenses                                          1,403,053     1,367,699
                                                         -----------   -----------
   Total Noninterest Expenses                              5,459,353     5,440,412
                                                         -----------   -----------
INCOME BEFORE INCOME TAXES                                 2,700,086     3,436,411
INCOME TAX EXPENSE (NOTE 14)                                 641,600       963,757
                                                         -----------   -----------
NET INCOME                                               $ 2,058,486   $ 2,472,654
                                                         ===========   ===========
   Net income per share                                  $      2.35   $      2.80
                                                         ===========   ===========
   Cash dividends paid per share                         $      1.45   $      1.40
                                                         ===========   ===========
   Average Weighted Shares Outstanding                       877,442       881,858
                                                         ===========   ===========

         The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                                     Accumulated
                                                         Additional                     Other
                                               Common      Paid In      Retained    Comprehensive     Treasury
                                   Total        Stock      Capital      Earnings     Income(Loss)      Stock
                                -----------   --------   ----------   -----------   -------------   -----------
BALANCE, DECEMBER 31, 2006      $25,559,730   $900,000    $900,000    $24,595,943     $(60,150)     $  (776,063)
Comprehensive Income
   Net income                     2,472,654         --          --      2,472,654           --               --
   Change in unrealized
      gain on available for
      sale securities, net of
      taxes of $107,036             214,351         --          --             --      214,351               --
                                -----------
   Total Comprehensive
      Income                      2,687,005         --          --             --           --               --
Purchase of treasury stock         (282,994)        --          --             --           --         (282,994)
Dividends paid                   (1,232,396)        --          --     (1,232,396)          --               --
                                -----------   --------    --------    -----------     --------      -----------
BALANCE, DECEMBER 31, 2007       26,731,345    900,000     900,000     25,836,201      154,201       (1,059,057)
Comprehensive Income
   Net income                     2,058,486         --          --      2,058,486           --               --
   Change in unrealized
      gain on available for
      sale securities, net of
      taxes of $85,691              166,342         --          --             --      166,342               --
                                -----------
   Total Comprehensive Income     2,224,828         --          --             --           --               --
Purchase of treasury stock         (532,200)        --          --             --           --         (532,200)
Dividends paid                   (1,264,013)        --          --     (1,264,013)          --               --
                                -----------   --------    --------    -----------     --------      -----------
BALANCE, DECEMBER 31, 2008      $27,159,960   $900,000    $900,000    $26,630,674     $320,543      $(1,591,257)
                                ===========   ========    ========    ===========     ========      ===========

         The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                             2008            2007
                                                         ------------    ------------
OPERATING ACTIVITIES
   Net income                                            $  2,058,486    $  2,472,654
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Provision for loan losses                            297,140         187,117
         Depreciation and amortization                        465,506         502,491
         Net amortization of securities                        18,874          17,719
         Loss on restricted equity security impairment        804,600              --
         (Gain) loss on sale of equipment                      17,423             (32)
         Deferred income (tax) benefit                       (292,293)         24,162
         Increase in bank owned life insurance               (174,501)        (18,386)
         Net change in:
            Interest receivable                               (51,273)         83,115
            Other assets                                     (182,818)        (48,145)
            Accrued expense and other liabilities              88,729          48,759
                                                         ------------    ------------
         Net Cash Provided by Operating Activities          3,049,873       3,269,454
                                                         ------------    ------------
INVESTING ACTIVITIES
   Net change in interest bearing deposits in banks        (4,378,145)       (129,094)
   Proceeds from sales, calls and maturities of
      available for sale securities                         9,885,415       5,486,356
   Purchase of available for sale securities               (4,215,813)     (2,295,944)
   Proceeds from maturity of held to maturity security        500,000
   Purchase of restricted investments                        (693,911)       (699,727)
   Proceeds from redemptions of restricted investments        205,100
   Proceeds from sale of equipment                                500              32
   Purchase of life insurance                                      --      (3,500,000)
   Purchase of bank premises and equipment                   (193,345)       (290,385)
   Net change in loans                                    (10,494,066)    (12,863,899)
                                                         ------------    ------------
   Net Cash Used in Investing Activities                   (9,384,265)    (14,292,661)
                                                         ------------    ------------
FINANCING ACTIVITIES
   Net change in:
      Demand and savings deposits                           1,324,957         404,925
      Time deposits                                         8,802,550       7,365,353
      Treasury tax and loan deposit note                       47,125          27,996
      Securities sold under agreements to repurchase           54,623      (1,079,747)
   Proceeds from short-term debt                            1,750,000              --
   Proceeds from long-term debt                                    --       3,500,000
   Curtailments of long-term debt                          (2,597,224)       (574,830)
   Purchase of treasury stock                                (532,200)       (282,994)
   Cash dividends paid                                     (1,264,013)     (1,232,396)
                                                         ------------    ------------
   Net Cash Provided by Financing Activities                7,585,818       8,128,307
                                                         ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                         1,251,426      (2,894,900)
Cash and cash equivalents, January 1                        2,880,286       5,775,186
                                                         ------------    ------------
Cash and cash equivalents, December 31                   $  4,131,712    $  2,880,286
                                                         ============    ============
Supplemental Disclosure of Cash Paid During the
   Year for:
      Interest                                           $  4,863,926    $  5,425,494
      Income taxes                                       $  1,020,000    $    998,000

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

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and deposits at other financial institutions whose original maturity is 90 days or less.

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

LOANS - Loans are intended to be held until maturity and are shown on the balance sheet net of the allowance for loan losses. Interest is computed by effective interest method which generally results in level rates of return on principal. Interest income generally is not recognized on loans classified as nonaccrual loans. Payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received. Loans will remain in nonaccrual status unless the loans are brought current per the loan contract and financial conditions have improved to a point that the likelihood of further loss is remote.

Prior to 2008, loan origination fees were recognized in the period the loan is made and costs of origination were expensed in the period that the costs are incurred. This was a deviation from generally accepted accounting principals
(GAAP) that indicate that these fees and costs should be capitalized and recognized as an adjustment to yield of the related loan. The Company had calculated this costs and the amount of it's deviation from GAAP, and determined that there was not a significant impact on the financial statements. In 2008 the Company changed its method to comply with GAAP whereby loan fees are netted against direct loan origination costs. The resulting net deferred loan fee or cost is amortized as a component of yield over the life of the loan.

In the normal course of business, to meet the credit needs of its customers, the Company has made commitments to extend credit. These commitments represent a credit risk, which is not recognized in the Company's balance sheet. The Company uses the same credit policies in making commitments as it does for other loans. Commitments to extend credit are generally made for a period of one year or less and interest rates are determined when funds are disbursed. Collateral and other security for the loans are determined on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the contract or notional amounts do not necessarily represent future cash requirements. See Note 19 for lending commitments as of December 31, 2008 and 2007.

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

The determination of the ALL is subjective and actual losses may be more or less than the amount of the allowance. However management believes that the allowance is a fair estimate of losses that exists in the loan portfolio as of the balance sheet dates.

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

NET INCOME PER SHARE - Net income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

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

RECENT ACCOUNTING PRONOUNCEMENTS - In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141(R), "Business Combinations," ("SFAS 141(R)") which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest;

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisitions by the Company taking place on or after January 1, 2009. Early adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing accounting guidance until January 1, 2009. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets," ("FSP 142-3"). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. This FSP was effective for the Company on January 1, 2009 and had no material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 CASH AND DUE FROM BANKS:

The Company is required by the Federal Reserve to maintain reserve balance based upon a percentage of deposits. The Company meets this requirement through cash on hand and balances held with its correspondent bank. The reserve requirement at December 31, 2007 and 2008 were $807,000 and $856,000 respectively.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 INVESTMENT SECURITIES:

The amortized cost and fair values of securities are as follows:

                                                   Gross
                                                Unrealized
                                  Amortized   --------------     Fair
(In Thousands)                       Cost     Gains   Losses    Value
                                  ---------   -----   ------   -------
December 31, 2008
Securities Available-for-Sale
   Mortgaged-backed obligations
       of federal agencies         $ 2,905     $ 34    $  4    $ 2,935
   Government sponsored
       enterprises                   6,008      169      --      6,177
   Obligations of states and
       political subdivisions       15,652      396      58     15,991
   Corporate obligations               501       --      50        451
   Other equities                      131       --      --        131
                                   -------     ----    ----    -------
                                   $25,197     $599    $112    $25,685
                                   =======     ====    ====    =======
December 31, 2007
Securities Available-for-Sale
   Mortgaged-backed obligations
       of federal agencies         $ 2,984     $ 11    $ 34    $ 2,961
   Government sponsored
       enterprises                   9,489       90      --      9,579
   Obligations of states and
       political subdivisions       18,282      203      35     18,450
   Other equities                      131       --      --        131
                                   -------     ----    ----    -------
                                   $30,886     $304    $ 69    $31,121
                                   =======     ====    ====    =======
Securities Held-to-Maturity
   Government sponsored
       enterprises                 $   500     $  1    $ --    $   501
                                   =======     ====    ====    =======

For the years ended December 31, 2008, and 2007, proceeds from sales, calls and maturities of securities available for sale amounted to $9,885,415 and $5,486,356, respectively. No gains or losses were realized in 2008 or 2007.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 INVESTMENT SECURITIES (CONTINUED):

The following table shows the gross unrealized losses and fair value of the Company's investment securities with unrealized losses that are deemed to be temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous, unrealized loss position at December 31, 2008. The unrealized losses on the Company's investment securities were caused by various reasons, but the Company feels that no material impairment of value is due to deteriorating financial condition of the issuers. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those 10 investments to be other-than-temporary impaired at December 31, 2008.

                                                            12 MONTHS
                                 LESS THAN 12 MONTHS        OR GREATER        TOTAL
                                 -------------------   -------------------   ------
                                  Fair    Unrealized    Fair    Unrealized    Fair
                                  Value     Losses      Value     Losses      Value
                                 ------   ----------   ------   ----------   ------
DESCRIPTION OF SECURITIES
Mortgage-backed obligations of
   federal agencies              $  136       $--      $1,230       $ 4       $1,366
Obligations of states and
   political subdivisions           818        29         823        29        1,641
Corporate obligations               451        50          --        --          451
                                 ------       ---      ------       ---       ------
   Total                         $1,405       $79      $2,053       $33       $3,458
                                 ======       ===      ======       ===       ======

A maturity schedule of securities in thousands as of December 31, 2008, by contractual maturity is shown below. Actual maturities may differ because borrowers may have the right to call or prepay obligations.

                                                              WEIGHTED
                                        AMORTIZED     FAIR     AVERAGE
DUE                                        COST      VALUE      YIELD
---                                     ---------   -------   --------
In one year or less                      $ 1,160    $ 1,182     5.22%
After one year through five years         14,928     15,270     4.97%
After five years through ten years         6,913      7,015     5.15%
After ten years through fifteen years      2,196      2,218     5.22%
                                         -------    -------     ----
                                         $25,197    $25,685     5.06%
                                         =======    =======     ====

The carrying value of securities pledged by the Company to secure deposits, repurchase agreements and for other purposes amounted to $14,432,772 and $15,138,622 at December 31, 2008 and 2007, respectively. The fair value of these pledged securities approximates the carrying value. Weighted average yields have been computed on a tax equivalent basis using an incremental tax rate of 34%.

NOTE 4 RESTRICTED EQUITY SECURITIES:

Restricted equity securities are considered restricted due to lack of marketability. It consists of stock in the Federal Home Loan Bank (FHLB) and the parent company of the Bank's Correspondent Bank (Correspondent). Investment in the FHLB stock is determined by the level of the Bank's participation with FHLB various products and is collateral against outstanding borrowings from that institution. The FHLB stock is carried at cost, the "Correspondent" stock is carried at market value and each is restricted as to transferability. Management evaluates these restricted securities for other-than-temporary impairment on a quarterly basis, and more often when conditions warrant.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 RESTRICTED EQUITY SECURITIES (CONTINUED):

Consideration is given to current market conditions, historical trends in the individual securities, as well as trends in the overall market. Declines determined to be other than temporary are charged to operations and are shown on the income statement. In view of the recent release of fourth quarter earnings of "Correspondent", particularly as it relates to increases to their provision for loan losses, net losses for the year 2008, and the elimination of dividends for the fourth quarter, the Company recorded an other than temporary impairment ("OTTI") non-cash charge. The carrying value of the Company's "Correspondent" stock as of September 30, 2008 was approximately $1.4 million. The OTTI charge as of December 31, 2008 was $804,600, reducing our carrying value of "Correspondent" stock to their book value as of December 31, 2008 of approximately $603,515. No other than temporary impairment charge was recognized in 2007.

NOTE 5 LOANS RECEIVABLE:

Loans receivable outstanding as of December 31, are summarized as follows in thousands:

                                                       2008       2007
                                                     --------   --------
Loans secured by deeds of trust on real estate
   Construction and land development                 $ 19,764   $ 15,925
   Agribusiness                                        15,451     13,892
   1-4 family residential properties                   65,945     60,646
   Multi family (5 or more) residential properties         81        211
   Non-farm non-residential properties                 25,359     24,152
Loans to finance agricultural production and other
   loans to farmers                                     3,828      3,790
Commercial and industrial loans                        10,344     12,646
Personal installment loans                             11,779     11,699
All other loans                                         5,827      5,010
                                                     --------   --------
Subtotal                                              158,378    147,971
Less Allowance for loan losses                          1,396      1,186
                                                     --------   --------
Loans Receivable                                     $156,982   $146,785
                                                     ========   ========

Substantially all of our 1-4 family mortgages as well as our multi family residential mortgages are covered under a blanket lien with the Federal Home Loan Bank for Borrowings.

A summary of transactions in the allowance for loan losses follows in thousands:

                                          2008     2007
                                         ------   ------
Balance at Beginning of Year             $1,186   $1,258
Provision charged to operating expense      297      187
Loan recoveries                             107       90
Loan charge-offs                           (194)    (349)
                                         ------   ------
Balance at End of Year                   $1,396   $1,186
                                         ======   ======

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5 LOANS RECEIVABLE (CONTINUED):

The following is a summary of information pertaining to impaired loans at December 31, in thousands:

                                                         2008     2007
                                                        ------   ------
Total Impaired Loans (Without a valuation allowance)    $1,635   $1,614
                                                        ======   ======
Total Impaired Loans (All with a valuation allowance)   $1,524   $1,208
                                                        ======   ======
Valuation allowance related to impaired loans           $  225   $  265
                                                        ======   ======

The average annual recorded investment in impaired loans and interest income recognized on impaired loans in thousands for the years ended December 31, 2008 and 2007 is summarized below:

                                                2008     2007
                                               ------   ------
Average investment in impaired loans           $2,031   $1,080
                                               ======   ======
Interest income recognized on impaired loans   $   80   $   77
                                               ======   ======

No additional funds are committed to be advanced in connection with impaired loans.

Loans accounted for on a nonaccrual basis were $659,366 and $9,403 at December 31, 2008 and 2007 (.42% and .01% of total loans), respectively. Accruing loans which are contractually past due

90 days or more as to principal or interest totaled $1,034,049 and $968,588 at December 31, 2008 and 2007 (.65% of total loans for each period), respectively. Past due status is determined based on the contractual terms of the loan agreement.

Foreclosed and repossessed assets totaled $85,527 and $45,300 at December 31, 2008 and 2007 respectively.

NOTE 6 BANK PREMISES AND EQUIPMENT:

Bank premises and equipment are summarized as follows:

                                     December 31
                                  -----------------
                                    2008     2007
                                  -------   -------
                                   (In Thousands)
Bank buildings and improvements   $ 6,072   $ 6,072
Furniture and equipment             3,963     4,040
                                  -------   -------
                                   10,035    10,112
Less accumulated depreciation       3,786     3,572
                                  -------   -------
Bank Premises and Equipment       $ 6,249   $ 6,540
                                  =======   =======

Depreciation expense on these premises and equipment totaled $465,506 and $499,713 for the years ended December 31, 2008, and 2007 respectively.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7 BANK OWNED LIFE INSURANCE:

The Bank, in an effort to attract and retain employees, offers a variety of benefits to full time employees. The costs of these benefits continue to grow faster than inflation. In order to offset some of these costs and to offer other benefits the Bank has invested in a Bank Owned Life Insurance (BOLI) contract. Earnings on these contracts are tax exempt, and are very attractive in comparison with other long-term investments.

NOTE 8 TIME DEPOSITS:

At December 31, 2008, the scheduled maturities of time deposits in thousands are as follows:

2009                          $ 59,178
2010                            25,582
2011                             3,495
2012                             9,529
2013                             1,155
Thereafter                         552
                              --------
Total                         $ 99,491
                              ========
Deposits more than $100,000    (28,211)
                              --------
Other Time Deposits           $ 71,280
                              ========

NOTE 9 SECURITES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally mature within one to four days from the transaction date, unless classified as a term repurchase agreement. The maturity of the term repurchase agreement would generally mature within six months to two years. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The weighted average interest rate on these agreements was 1.24% during 2008. The highest month end balance during 2008 was $1,720,040. For 2007, the highest month end balance was $2,455,082 and the average interest rate was 4.50%.

NOTE 10 LINES OF CREDIT:

The Bank has lines of credit with a correspondent bank totaling $7,700,000. As of December 31, 2008, the Bank had no outstanding debt on this line. The Line of Credit is unsecured. These borrowings will carry interest at prevailing federal funds rates when and if funds are borrowed.

NOTE 11 SHORT-TERM DEBT:

The Bank has borrowed money from the Federal Home Loan Bank of Pittsburgh
(FHLB). Typically FHLB debt has been used for long term funding, but in late 2008 we borrowed $1,000,000 for 2 month maturity and $750,000 for 3 month maturity to correspond with interest bearing assets that were maturing. The rates on these two loans are 0.87% and 0.93% respectively. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 12 LONG-TERM DEBT:

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh
(FHLB). The interest rates on all of the notes payable as of December 31, 2008 were fixed at the time of the advance and fixed rates range from 4.14% to 5.57%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 4.88% at December 31, 2008. The company has additional available borrowing capacity from the FHLB of $72,902,000.

Repayments of long-term debt are due monthly. Interest expense of $335,746 and $270,015 was incurred on these debts in 2008 and 2007, respectively. The maturities of long term debt as of December 31, 2008 in thousands, are as follows:

2009         $1,225
2010          1,237
2011            162
2012            141
2013            148
Thereafter    3,007
             ------
Total        $5,920
             ======

NOTE 13 DIVIDEND LIMITATIONS:

The principal source of funds of Allegheny Bancshares, Inc. is dividends paid by its subsidiary bank. The Code of West Virginia imposes certain restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 2009, the Bank could pay dividends of up to $657,943 without permission of the authorities.

NOTE 14 INCOME TAXES:

The current and deferred components of income tax expense in thousands are as follows:

                                                   2008     2007
                                                  ------    ----
Current component of income tax expense           $1,020    $947
Net increase (decrease) resulting from deferred
   income taxes                                     (378)     17
                                                  ------    ----
Income Tax Expense                                $  642    $964
                                                  ======    ====

A reconciliation between the provision for income taxes and the amount computed by multiplying income by the statutory federal income tax rates is as follows (in thousands):

                                            2008    2007
                                           -----   ------
Income taxes computed at the applicable
   Federal income tax rate                 $ 918   $1,168
Increase (decrease) resulting from:
   Tax exempt interest income               (370)    (337)
   Non-deductible interest expense            36       45
   State tax expense, net of federal tax      93      119
   Prior year income tax refund              (38)     (29)
   Other                                       3       (2)
                                           -----   ------
Income Tax Expense                         $ 642   $  964
                                           =====   ======

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 14  INCOME TAXES (CONTINUED):

The net deferred tax asset arising from temporary differences in thousands as of December 31 is summarized as follows:

                                        2008   2007
                                        ----   ----
Deferred Tax Asset:
   Provision for loan losses            $446   $365
   Security impairment                   303     --
   Accrued expenses on
      long term benefits                  21     --
   Interest on nonaccrual loans            4     --
                                        ----   ----
   Total Assets                          774    365
                                        ----   ----
Deferred Tax Liabilities:
   Unrealized gain on securities
      available for sale                 166     80
   Depreciation                          356    321
   Other                                  10     14
                                        ----   ----
   Total Liabilities                     532    415
                                        ----   ----
   Net Deferred Tax Asset (Liability)   $242   $(50)
                                        ====   ====

NOTE 15 EMPLOYEE BENEFITS:

The Company has a defined contribution plan with 401(k) provisions that is funded with discretionary contributions by the bank that covers substantially all full time employees at each bank. There is a one year waiting period prior to admission into the plan. Contributions to the plan are based on a percentage of each employee's salary plus matching contributions. Investment of employee balances is done through the direction of each employee. Plan contributions by the employer are fully invested in the year of contribution. The amount of contributions by the Company into employee's accounts in the plan were: $109,163 and $104,148 for years ending December 31, 2008 and 2007 respectively.

Executive Performance Driven Plan: On June 4th, 2008, the Company, approved the Pendleton Community Bank , Inc. Executive Performance Driven Plan. The Performance Plan provides for bonus compensation based on achievement of certain performance goals. The CEO is eligible to receive a bonus based on achievement of the performance criteria.

For the Bank's Chief Executive Officer, performance compensation will be based on the following individual categories (as reflected in the performance of Allegheny Bancshares, Inc.): Return on Average Equity, Increase in Earnings per Share, Return on Assets and Asset Growth Rate.

The total performance compensation which may be earned by the CEO is between 0% and 11.50% of his base salary. The Company has accrued a liability and incurred a benefit expense of $8,925 during 2008 on this plan.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 15 EMPLOYEE BENEFITS (CONTINUED):

Supplemental Retirement Agreement: On June 4th, 2008 the Bank entered into a non-qualified Supplemental Retirement Agreement ("SERP") with the CEO. The SERP provide for the payment of a monthly supplemental executive retirement benefit equal to annual payments of $54,663 for a 15 year period. Such benefit shall be payable for a period of fifteen years, or under certain circumstances, prior to age 65. For each full calendar year the CEO completes with the Bank without separation of service, the CEO shall be credited with 8.33% of this benefit, toward 100% after 12 years. The SERP assumes a 6.25% discount rate. The Company has accrued a liability and incurred a benefit expense of $22,936 during 2008 for this plan.

NOTE 16 RELATED PARTY TRANSACTIONS:

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

                         2008    2007
                        -----    ----
                        (In Thousands)
Beginning of Year       $ 521    $541
Additional borrowings     394      61
Repayments               (215)    (81)
                        -----    ----
End of Year             $ 700    $521
                        =====    ====

NOTE 17 FAIR VALUE:

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

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 17 FAIR VALUE (CONTINUED):

Investment securities available for sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, when available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities include those traded by dealers or brokers in an active over the counter markets. Level 2 securities include U.S. government sponsored enterprise securities, mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include other equities that do not have an active market. Currently all of Company's investment securities available for sale are considered Level 2 securities, and their fair value at December 31, 2008 is $25,684,622.

Restricted equity securities: Restricted equity securities that are restricted as to the transferability of the shares. Fair value measurement is based upon quoted prices when available, but due to the limited number of transactions, and the restrictions on transferability of these shares, a true active market does not always exist. As such, the restricted equity securities are considered as Level 3 securities, and their estimated fair value at December 31, 2008 is $1,351,215.

Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established in accordance with SFAS 114 Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan's collateral (if the loan is collateral dependent). The fair value was determined by the measurement of the fair value of the underlying collateral. Typically the collateral value is determined by applying a discount to an appraisal that was performed at or about the date of the loan. Due to the age of appraisals the changing market conditions of real estate the Company considers it's impaired loans to be level 3 assets. At December 31, 2008, the aggregate carrying amount of impaired loans was $1,298,286.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. Due to age of appraisals and changing market conditions, the Company considers it's OREO to be level 3 assets, and their value as of December 31, 2008 was $84,027.

NOTE 17 REGULATORY MATTERS:

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

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 17 REGULATORY MATTERS( CONTINUED):

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

The Company's actual capital amounts and ratios are presented below.

                                                                       For Capital                 To Be Well
                                                   Actual          Adequacy Purposes              Capitalized
                                              ---------------   ------------------------   -------------------------
(Dollars In Thousands)                         Amount   Ratio    Amount        Ratio        Amount         Ratio
                                              -------   -----   -------   --------------   -------   ---------------
As of December 31, 2008:
   Total Capital (to Risk Weighted Assets)    $28,235   19.24%  $11,743   Greather than    $14,679   Greather than
                                                                          or Equal to 8%             or Equal to 10%
   Tier I Capital (to Risk Weighted Assets)    26,839   18.28%    5,872   Greather than      8,807   Greather than
                                                                          or Equal to 4%             or Equal to 6%
   Tier I Capital (to Average Assets)          26,839   13.27%    8,087   Greather than     10,109   Greather than
                                                                          or Equal to 4%             or Equal to 5%
As of December 31, 2007:
   Total Capital (to Risk Weighted Assets)    $27,763   19.84%  $11,195   Greather than    $13,993   Greather than
                                                                          or Equal to 8%             or Equal to 10%
   Tier I Capital (to Risk Weighted Assets)    26,577   18.99%    5,597   Greather than      8,396   Greather than
                                                                          or Equal to 4%             or Equal to 6%
   Tier I Capital (to Average Assets)          26,577   13.73%    7,743   Greather than      9,679   Greather than
                                                                          or Equal to 4%             or Equal to 5%

The amounts and ratios above are for the consolidated entity. The differences for the subsidiary Bank individually are not significant.

NOTE 18 SUBSEQUENT EVENT - PURCHASE OF TWO BRANCH OFFICES:

On January 13, 2009, the Company entered into an agreement to purchase two branch offices from Citizens National Bank ("CNB"). The two offices are in Marlinton, WV and Petersburg, WV. The Agreement can be found by accessing the website of the Securities and Exchange Commission under the filings of Allegheny Bancshares, Inc. and as part of the Current Report on Form 8-K filed on January 20, 2009. The purchase will include the real estate and both offices of CNB as well as approximately $17 million loan portfolio and approximately $22 million in deposits. This purchase is expected to take place in the second quarter of 2009, subject to regulatory approval.

NOTE 19 FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:

The Company makes commitments to extend credit in the normal course of business and issue standby letters of credit to meet the financing needs of their customers. The amount of the commitments represents the Company's exposure to credit loss that is not included in the balance sheet.

The Company uses the same credit policies in making commitments and issuing letters of credit as used for the loans reflected in the balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 19 FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK (CONTINUED):

evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon the extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

As of December 31, 2008 and 2007, the Company had outstanding the following commitments (in thousands of dollars):

                                                                2008      2007
                                                              -------   -------
Home equity lines of credit                                   $ 4,946   $ 4,552
Commitments to fund commercial real estate and construction     4,930     3,385
Other unused commitments                                       12,448    12,059
Performance standby letter of credits                             278       791
                                                              -------   -------
                                                              $22,602   $20,787
                                                              =======   =======

NOTE 20 CONCENTRATIONS:

The Bank operates as a community bank in the areas that it serves. As such the loan portfolio consists of commercial, residential real estate and consumer loans located to individuals and businesses located primarily in the areas surrounding our four offices. In addition the collateral for our loans is secured primarily by real estate and personal property located in this same area.

Although the Company has a diversified loan portfolio, a substantial portion of the borrowers' ability to honor their contracts is dependent upon the agribusiness economic sector. Loans for agribusiness include loans directly related to poultry houses which amounted to $7,025,030 at December 31, 2008 and $7,196,301 at December 31, 2007. The majority of these loans are collateralized by deeds of trust on real estate. Farmers Home Administration (FHA) guarantees cover ninety percent of the loan balance on $1,606,654 of these loans at December 31, 2008 and $1,429,646 at December 31, 2007.

Demand deposit accounts that are overdrawn, have been reclassified as a loan since they represent an amount owed to the bank. The amount of overdrawn accounts included in the loan balance is $440,596 and $238,191 at December 31, 2008 and 2007, respectively.

NOTE 21 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

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

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 21 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

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

SHORT TERM DEBT AND INTEREST PAYABLE OR RECEIVABLE:

Due to the short-term nature of these accounts the carrying value is estimated to be the same as the carrying value.

LONG-TERM DEBT

The fair value of long term debt is estimated using the rates currently offered by the Federal Home Loan Bank for indebtedness with similar maturities.

OFF -BALANCE SHEET ITEMS

Letters of credit, lines of credit, and loan commitments are deemed to be at face value.

                                      December 31, 2008     December 31, 2007
                                     -------------------   ------------------
                                       Fair     Carrying    Fair     Carrying
                                       Value      Value     Value      Value
                                     --------   --------   -------   --------
                                        (In Thousands)       (In Thousands)
Cash and due from banks              $  2,592   $  2,562     2,846   $  2,846
Interest bearing deposits in banks      4,637      4,637       259        259
Federal funds sold                      1,570      1,570        34         34
Securities available for sale          25,685     25,685    31,121     31,121
Securities held to maturity                --         --       501        500
Restricted equity securities            1,889      1,889     1,667      1,667
Loans                                 159,721    156,982   147,088    146,785
Interest receivable                     1,276      1,276     1,225      1,225
Bank owned life insurance               3,693      3,693     3,518      3,518
Demand deposits                        39,182     39,182    33,383     33,383
Savings deposits                       28,567     28,567    33,040     33,040
Time deposits                         100,621     99,491    91,078     90,688
Short-term borrowings                   3,569      3,569     1,717      1,717
Accrued interest payable                  371        371       378        378
Short-term debt                         1,750      1,750        --         --
Long-term debt                          6,361      5,920     8,486      8,517

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

                                 BALANCE SHEETS

                                                  December 31,   December 31,
                                                      2008           2007
                                                  ------------   ------------
ASSETS
   Cash                                           $       271     $       628
   Investment in subsidiary                        26,126,933      25,620,884
   Restricted equity securities                       735,035       1,076,424
   Due from subsidiary                                     --           8,495
   Other Assets                                       386,574          24,914
                                                  -----------     -----------
   TOTAL ASSETS                                   $27,248,813     $26,731,345
                                                  ===========     ===========
LIABILITIES
      Due to subsidiary                           $    85,853     $        --
      Accrued expenses                                  3,000              --
                                                  -----------     -----------
   TOTAL LIABILITIES                                   88,853              --
                                                  -----------     -----------
STOCKHOLDERS' EQUITY
   Common stock, par value $1 per share
      2,000,000 shares authorized, 900,000
      shares issued in 2008
      and 2007, respectively                          900,000         900,000
   Additional paid in capital                         900,000         900,000
   Retained earnings                               26,630,674      25,836,201
Accumulated other comprehensive (loss)                320,543         154,201
Less treasury stock (at cost, 28,767 and 19,717
   shares in 2008 and 2007, respectively)          (1,591,257)     (1,059,057)
                                                  -----------     -----------
TOTAL STOCKHOLDERS' EQUITY                         27,159,960      26,731,345
                                                  -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $27,248,813     $26,731,345
                                                  ===========     ===========

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

                              STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                              2008         2007
                                           ----------   ----------
INCOME:
   Dividends from subsidiary               $2,214,013   $2,172,396
   Restricted equity security impairment     (804,600)
   Income from securities                      13,294        6,595
                                           ----------   ----------
   Total Income                             1,422,707    2,178,991
                                           ----------   ----------
EXPENSES:
   Professional fees                           28,656        7,110
   Annual shareholder meeting                  18,630       20,129
   Amortization                                    --        2,778
   Other expenses                              11,946        8,140
                                           ----------   ----------
   Total Expenses                              59,232       38,157
                                           ----------   ----------
INCOME BEFORE UNDISTRIBUTED
   INCOME OF SUBSIDIARY                     1,363,475    2,140,834
   Income tax benefit                         355,304       13,584
UNDISTRIBUTED INCOME OF SUBSIDIARY            339,707      318,236
                                           ----------   ----------
NET INCOME                                 $2,058,486   $2,472,654
                                           ==========   ==========

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                          2008           2007
                                                      -----------    -----------
OPERATING ACTIVITIES
   Net income                                         $ 2,058,486    $ 2,472,654
   Adjustments:
      Undistributed subsidiary income                    (339,707)      (318,236)
      Deferred income (tax) benefit                      (303,333)            --
      Loss on restricted equity security impairment       804,600
      Increase (decrease) in other liabilities             88,853         (4,641)
      (Increase) decrease in other assets                 (49,832)       (14,520)
                                                      -----------    -----------
   Net Cash Provided by Operating Activities            2,259,067      2,135,257
                                                      -----------    -----------
INVESTING ACTIVITIES
   Purchase of investment securities                     (463,211)      (624,127)
                                                      -----------    -----------
   Net Cash Used by Investing Activities                 (463,211)      (624,127)
                                                      -----------    -----------
FINANCING ACTIVITIES
   Purchase of treasury stock                            (532,200)      (282,994)
   Cash dividends paid                                 (1,264,013)    (1,232,397)
                                                      -----------    -----------
   Net Cash Used by Financing Activities               (1,796,213)    (1,515,391)
                                                      -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                          (357)        (4,261)
Cash and Cash Equivalents, January 1                          628          4,889
                                                      -----------    -----------
Cash and Cash Equivalents, December 31                $       271    $       628
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

Management has conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, utilizing the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal controls over financial reporting as of December 31, 2008 are effective.

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

ITEM 9B. OTHER INFORMATION - NONE

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company's definitive proxy statement fro the Company's 2009 Annual Meeting of Shareholders to be held May 4, 2009 ("Proxy Statement"), under caption "Election of Directors."

Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated by reference fro the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

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

(A)(3) EXHIBITS

       The following Exhibits are attached.

No.    Description
---    -----------
31.1   Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of
       2002

31.2   Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of
       2002

32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-K filed March 31, 2007.

10.1 Employment Agreement with William A. Loving, Jr. with modification

10.2 Executive Severance Agreement with William A. Loving, Jr. with modification

The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-K filed March 31, 2006.

No.   Description
---   -----------
3.3   By-Laws of Allegheny Bancshares, Inc.

The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 26, 2004.

No.   Description
---   -----------
14    Code of Ethics

21    List of Subsidiaries of the Registrant

     The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 30, 2003.

No.   Description
---   -----------
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

                                        Date: March 13, 2009


                                        By: /s/ L. KIRK BILLINGSLEY
                                            ------------------------------------
                                            L. Kirk Billingsley
                                            Chief Financial Officer

                                        Date: March 13, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

              Signature                            Title                  Date
              ---------                            -----                  ----

/s/ Thomas J. Bowman
-------------------------------------
Thomas J. Bowman                                 Director            March 13, 2009


/s/ William G. Bosley, II
-------------------------------------
William G. Bosley, II                            Director            March 13, 2009

/s/ Roger D. Champ
-------------------------------------
Roger D. Champ                               Secretary Director      March 13, 2009

/s/ John E. Glover
-------------------------------------
John E. Glover                          Vice Chairman of the Board   March 13, 2009
                                                 Director

/s/ Carole H. Hartman
-------------------------------------
Carole H. Hartman                          Chairman of the Board     March 13, 2009
                                                 Director

/s/ Richard W. Homan
-------------------------------------
Richard W. Homan                                 Director            March 13, 2009

/s/ Richard C. Phares
-------------------------------------
Richard C. Phares                                Director            March 13, 2009

/s/ William A. Loving, Jr.
-------------------------------------
William A. Loving, Jr.                           Director            March 13, 2009

/s/ Dolan Irvine
-------------------------------------
Dolan Irvine                                     Director            March 13, 2009