Form 10-Q
period 2009-03-31
ALLEGHENY BANCSHARES INC
filed 2009-05-19
CIK 1213662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2009

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
(304) 358-2311
(Registrant’s Telephone Number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer,” “accelerated filer” and smaller reporting company” in rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Common Stock, par value — $1.00
870,723 shares outstanding as of May 13, 2009

ALLEGHENY BANCSHARES, INC.

Part I. Financial Information
Item 1. Consolidated Financial Statements
Allegheny Bancshares, Inc.
Consolidated Statements of Income
(In thousands, except for share and per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Interest and Dividend Income:
Loans and fees	$2,666	$2,880
Investment securities — taxable	103	145
Investment securities — nontaxable	149	177
Deposits and federal funds sold	28	59

Total Interest and Dividend Income	2,946	3,261

Interest Expense:
Deposits	945	1,248
Borrowings	74	107

Total Interest Expense	1,019	1,355

Net Interest Income	1,927	1,906

Provision for loan losses	77	61

Net Interest Income After Provision for Loan Losses	1,850	1,845

Noninterest Income:
Service charges on deposit accounts	189	186
Restricted equity security impairment	(604)
Loss on sale of securities	(10)
Other income	159	152

Total Noninterest Income	(266)	338

Noninterest Expense:
Salaries and benefits	745	728
Occupancy expenses	94	90
Equipment expenses	147	153
Other expenses	492	386

Total Noninterest Expenses	1,478	1,357

Income before Income Taxes	106	826

Income Tax Expense	148	225

Net Income (Loss)	$(42)	$601

Earnings Per Share
Net income	$(.05)	$.68

Weighted Average Shares Outstanding	871,064	880,212

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Balance Sheets
(In thousands, except for share and per share information)

	March 31, 2009	December 31, 2008
	Unaudited	Audited
ASSETS
Cash and due from banks	$5,811	$2,562
Federal funds sold	0	1,570
Interest bearing deposits in banks	4,020	4,637
Investment securities available for sale	24,921	25,685
Restricted equity securities	747	1,351
Loans receivable, net of allowance for loan losses of $1,304 and $1,396 respectively	158,446	156,982
Bank premises and equipment, net	6,177	6,249
Interest receivable	1,246	1,276
Bank owned life insurance	3,735	3,693
Other assets	1,349	725

Total Assets	$206,452	$204,730

LIABILITIES
Deposits
Noninterest bearing demand	$20,110	$20,197
Interest bearing
Demand	19,535	18,985
Savings	26,982	28,567
Time deposits over $100,000	30,794	28,211
Other time deposits	73,960	71,280

Total Deposits	171,381	167,240

Accrued expenses and other liabilities	824	841
Short-term borrowings	1,379	3,569
Long-term debt	5,865	5,920

Total Liabilities	179,449	177,570

STOCKHOLDERS’ EQUITY
Common stock; $1 par value, 2,000,000 shares Authorized, 900,000 issued	900	900
Additional paid in capital	900	900
Retained earnings	26,589	26,631
Accumulated other comprehensive income	233	320
Treasury stock (at cost, 29,277 shares in 2009 and 28,767 shares in 2008)	(1,619)	(1,591)

Total Stockholders’ Equity	27,003	27,160

Total Liabilities and Stockholders’ Equity	$206,452	$204,730

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
		Common	Paid In	Retained	Comprehensive	Treasury
	Total	Stock	Capital	Earnings	Income (Loss)	Stock

Balance, December 31, 2008	$27,160	$900	$900	$26,631	$320	$(1,591)

Comprehensive Income
Net (Loss)	(42)			(42)
Change in unrealized gain on available for sale securities, net of income tax effect of $(45)	(87)				(87)

Total Comprehensive Loss	(129)
Purchase of Treasury Stock	(28)					(28)

Balance, March 31, 2009	$27,003	$900	$900	$26,589	$233	$(1,619)

Balance, December 31, 2007	$26,731	$900	$900	$25,836	$154	$(1,059)

Comprehensive Income
Net income	601			601
Change in unrealized gain on available for sale securities, net of income tax effect of $110	213				213

Total Comprehensive Income	814
Purchase of Treasury Stock	(15)					(15)

Balance, March 31, 2008	$27,530	$900	$900	$26,437	$367	$(1,074)

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(42)	$601
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	77	61
Depreciation and amortization	111	114
Net amortization of securities	10	—
Loss on sale of securities	10
Loss on restricted equity other than temporary impairment	604
Deferred income tax benefit	(63)	69
Income from life insurance investment	(42)	(43)
Net change in:
Accrued income	30	(25)
Other assets	(274)	(55)
Accrued expense and other liabilities	(260)	257

Net Cash Provided by Operating Activities	161	979

Cash Flows from Investing Activities:
Net change in federal funds sold	1,570	(982)
Net change in interest bearing deposits in banks	617	(7,072)
Proceeds from sales, calls and maturities of available for sale securities	611	4,159
Proceeds from maturity of held to maturity securities	—	500
Purchase of securities available for sale	—	(1,047)
Net increase in restricted investments	—	(14)
Net increase in loans	(1,541)	(2,030)
Purchase of bank premises and equipment	(38)	(14)

Net Cash Used in Investing Activities	1,219	(6,500)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	(1,121)	1,692
Time deposits	5,263	6,849
Short-term borrowings	(2,190)	(26)
Curtailments of long-term borrowings	(55)	(1,825)
Purchase of treasury stock	(28)	(15)

Net Cash Provided by Financing Activities	1,869	6,675

Cash and due from banks
Net increase (decrease) in cash and due from banks	3,249	1,154
Cash and due from banks, beginning of period	2,562	2,846

Cash and due from banks, end of period	$5,811	$4,000

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$1,019	$1,218
Income taxes	$275	$—
The accompanying notes are an integral part of these statements.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS
NOTE 1 ACCOUNTING PRINCIPLES:
The consolidated financial statements include the accounts of Allegheny Bancshares Inc. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in the consolidation.
The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009, and the results of operations for the periods ended March 31, 2008 and 2009. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2008 Form 10-K included with the annual report to stockholders of Allegheny Bancshares, Inc.
NOTE 2 INVESTMENT SECURITIES:
The amortized costs of investment securities and their approximate fair values at March 31, 2009 and December 31, 2008 follows (in thousands of dollars):

	March 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:

Mortgaged backed obligations of federal agencies	$2,676	$2,725	$2,905	$2,935
Government sponsored enterprises	5,980	6,135	6,008	6,177
Obligations of states and political subdivisions	15,278	15,502	15,652	15,991
Corporate obligations	501	428	501	451
Other equities	131	131	131	131

Total	$24,566	$24,921	$25,197	$25,685

     Consideration is given to current market conditions, historical trends in the individual securities, as well as trends in the overall market. Declines determined to be other than temporary are charged to operations and are shown on the income statement. There are no other-than-temporary impairment charges on investment securities during the first quarter of 2008 or 2009.
NOTE 3 RESTRICTED EQUITY SECURITIES:
Restricted equity securities are considered restricted due to lack of marketability. It consists of stock in the Federal Home Loan Bank (FHLB) and the parent company of the Bank’s Correspondent Bank (Correspondent). Investment in the FHLB stock is determined by the level of the Bank’s participation with FHLB various products and is collateral against outstanding borrowings from that institution. The FHLB stock is carried at cost, the “Correspondent” stock is carried at market value and each is restricted as to transferability. Management evaluates these restricted securities for other-than-temporary impairment on a quarterly basis, and more often when conditions warrant.

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS
NOTE 3 RESTRICTED EQUITY SECURITIES (CONTINUED):
Consideration is given to current market conditions, historical trends in the individual securities, as well as trends in the overall market. Declines determined to be other than temporary are charged to operations and are shown on the income statement. In view of the recent May 1 2009 closure of “Correspondent” by the Office of the Comptroller of the Currency, the Company recorded an other than temporary impairment (“OTTI”) non-cash charge. The carrying value of the Company’s “Correspondent” stock as of December 31, 2008 was approximately $603,515. The OTTI charge as of March 31, 2009 was $603,515, eliminating our carrying value of this stock. No other than temporary impairment charge was recognized in the same period in 2008.
NOTE 4 LOANS RECEIVABLE:
Loans outstanding are summarized as follows (in thousands of dollars):

	March 31,	December 31,
	2009	2008

Real estate loans	$73,003	$72,291
Commercial and industrial loans	71,571	70,680
Loans to individuals, primarily collateralized by autos	11,611	11,779
All other loans	3,565	3,628

Total Loans	159,750	158,378

Less allowance for loan losses	1,304	1,396

Net Loans Receivable	$158,446	$156,982

NOTE 5 ALLOWANCE FOR LOAN LOSSES:
A summary of transactions in the allowance for loan losses for the three months ended March 31, 2009 and 2008 follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Balance, beginning of period	$1,396	$1,186
Provision charged to operating expenses	77	61
Recoveries of loans charged off	34	40
Loans charged off	(203)	(28)

Balance, end of period	$1,304	$1,259

NOTE 6 LONG TERM DEBT:
The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). The interest rates on all of the notes payable as of March 31, 2009 were fixed at the time of the advance and fixed rates range from 4.14% to 5.57%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 4.88% at March 31, 2009.

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
NOTE 8 FAIR VALUE:
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
     Level 1 — Valuation is based upon quoted prices for identical instruments treaded in active markets.
     Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model —based valuation techniques for which all significant assumptions are observable in the market.
     Level 3 — Valuation is based upon significant inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The following is a description of valuation methodologies used for assets recorded at fair values.
Investment securities available for sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, when available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities include those traded by dealers or brokers in an active over the counter markets as well as U.S. Government sponsored enterprises. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include other equities that do not have an active market. Currently all of the Company’s investment securities available for sale are considered Level 2 securities and their fair value at March 31, 2009 is $24,920,815.
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
Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established in accordance with SFAS 114 Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). The fair value was determined by the measurement of the fair value of the underlying collateral. Typically the collateral value is determined by applying a discount to an appraisal that was performed at or about the date of the loan. Due to the age of appraisals the changing market

ALLEGHENY BANCSHARES, INC.

NOTES TO FINANCIAL STATEMENTS
NOTE 8 FAIR VALUE (CONTINUED):
conditions of real estate the Company considers it’s impaired loans to be level 3 assets. At March 31, 2009, the aggregate carrying amount of impaired loans was $851,514.
Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at fair value less estimated holding costs and cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157. Due to age of appraisals and changing market conditions, the Company considers it’s OREO to be level 3 assets, and their value as of March 31, 2009 was $549,099.
NOTE 9 SUBSEQUENT EVENT — PURCHASE OF TWO BRANCH OFFICES:
On January 13, 2009, Pendleton Community Bank entered into an agreement to purchase two branch offices from Citizens National Bank (“CNB”). The two offices are in Marlinton, WV and Petersburg, WV. The Agreement can be found by accessing the website of the Securities and Exchange Commission under the filings of Allegheny Bancshares, Inc. and as part of the Current Report on Form 8-K filed on January 20, 2009. The purchase included the real estate and both offices of CNB as well as approximately $14 million loan portfolio and approximately $22 million in deposits. This acquisition took place on April 17th 2009.
NOTE 10 BENEFIT PLANS:
Executive Performance Driven Plan: On June 4th, 2008, the Company, approved the Pendleton Community Bank , Inc. Executive Performance Driven Plan. The Performance Plan provides for bonus compensation based on achievement of certain performance goals. The CEO is eligible to receive a bonus based on achievement of the performance criteria.
     For the Bank’s Chief Executive Officer, performance compensation will be based on the following individual categories (as reflected in the performance of Allegheny Bancshares, Inc.): Return on Average Equity, Increase in Earnings per Share, Return on Assets, Asset Growth Rate.
     The total performance compensation which may be earned by the CEO is between 0% and 11.50% of his base salary. The Company has accrued a liability and incurred a benefit expense of $2,553 for the first three months of 2009 for this plan based on the current budgeted performance for 2009.
Supplemental Retirement Agreement: On June 4th, 2008 the Bank entered into a non-qualified Supplemental Retirement Agreement (“SERP”) with the CEO. The SERP provide for the payment of a monthly supplemental executive retirement benefit equal to annual payments of $54,663 for a 15 year period. Such benefit shall be payable for a period of fifteen years, or under certain circumstances, prior to age 65. For each full calendar year the CEO completes with the Bank without separation of service, the CEO shall be credited with 8.33% of this benefit, toward 100% after 12 years. The Company has accrued a liability and incurred a benefit expense of $6,472 for the first three months of 2009 for this plan, and none for the first quarter of 2008.

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
The following discussion of allowance for loans loss is, in management’s opinion, the most important and critical policy that affects the financial condition and results of operations. This critical policy involves the most difficult and complex judgments about the unknown losses that currently exist in the Company’s largest asset, its loan portfolio.

Allowance for Loan Losses and Provision for Loan Losses
The provision for loan losses was $77,000 and $61,000 for the three month periods ended March 31, 2009 and 2008 respectively. The allowance for loan losses (“ALL”) was $1,304,000 (.82% of loans) at the end of the first three months of 2008 compared with $1,396,000 (.88% of loans) at December 31, 2008. The ALL increase was caused by a combination of recoveries on charged off loans and an increase to the provision to the ALL. The Company continues to monitor the loan portfolio for signs of weakness or developing credit problems. Loan loss provision for each period is determined after evaluating the loan portfolio and determining the level of reserves necessary to absorb current charge-offs and maintain the reserve at adequate levels. See Note 4 for the amounts.
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
Results of Operations Overview
Net loss of $42,000 for the first three months of 2009 represents a decrease of 106.99% compared to the same period a year ago. This represents a $0.05 loss per share as compared to $0.68 income for the same period a year ago. Included in the first quarter results for 2009 was an other-than-temporary (“OTTI”) non-cash impairment charge of $604 thousand dollars pre-tax, equivalent to a $559 thousand after tax or $0.64 per share. The impairment charge relates to certain restricted stock of Silverton Financial Services (“SFS”), a bank holding company which owned Pendleton Community Bank’s correspondent bank. On May 1, 2009 the Office of the Comptroller of the Currency closed the bank. This OTTI charge represents the complete write off of the carrying value of SFS. Consolidated annualized returns on average equity and average assets for the three months ended March 31, 2009 were (0.62%) and (0.08%), respectively, compared with 8.90% and 1.22% for the same period in 2008. Net interest income was fairly consistent from year to year, the decrease in the Company’s net income was due to a combination of the OTTI charge and an increase in non interest expense.
Net Interest Income
The Company’s taxable equivalent net interest income increased by 2.12% for the first three months of 2009 compared to the first three months of 2008. This increase resulted primarily due to the decrease in the interest expense on deposits. Average balance of interest bearing liabilities grew by 1.24% while average balance of total earning assets grew by 2.20%. The Company’s tax equivalent yield on earnings assets for first three months of 2009 was 4.28% compared to 4.29% for same period in 2008 as the cost of funds decreased by 90 basis points while the yield on earning assets decreased 77 basis points.

As shown in the interest sensitivity analysis in Table II, the Company is in a liability sensitive position, meaning our liabilities mature and reprice faster than our assets in a stable rate environment. In the last two years, the Federal Reserve lowered rates by 400 basis points, and in the first quarter of 2009 we have seen rates stabilize. This rate decrease has increased the prepayment speeds on assets with investments being called and loans being refinanced. Dropping rates can have a negative effect on interest margins, even for liability sensitive banks since the rates on earning assets can and will typically drop greater than banks can drop the costs of deposits.
Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.
TABLE I
Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a Fully Taxable Equivalent Basis)(Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Average	Income/		Average	Income/
	Balance	Expense	Rates	Balance	Expense	Rates

Interest Income
Loans [1,2]	$158,921	$2,688	6.77%	$147,747	$2,866	7.76%
Federal funds sold	90	0	0.00%	1,654	15	3.63%
Interest bearing deposits	3,845	28	2.91%	4,446	41	3.68%
Investments
Taxable	10,789	103	3.82%	13,031	148	4.54%
Nontaxable [2]	15,591	226	5.80%	18,280	268	5.86%

Total Earning Assets	189,236	3,045	6.44%	185,158	3,338	7.21%

Interest Expense
Demand deposits	18,531	41	0.89%	18,280	47	1.03%
Savings	27,499	21	0.31%	32,537	125	1.54%
Time deposits	101,985	883	3.46%	94,540	1,076	4.55%
Short-term borrowings	1,690	1	0.24%	1,397	8	2.29%
Long-term debt	6,905	73	4.23%	7,940	98	4.94%

Total Interest Bearing
Liabilities	$156,610	$1,019	2.60%	$154,694	$1,354	3.50%

Net Interest Margin [1]		2,026			1,984

Net Yield on Interest
Earning Assets			4.28%			4.29%

[1]	Interest on loans includes loan fees

[2]	An incremental tax rate of 34% was used to calculate the tax equivalent income

Noninterest Income
Noninterest income decreased to ($266,000) for the 3 months ending March 31, 2009, compared to $338,000 for the same period in 2008. As discussed in the “Results of Operations Overview” above, this decrease was almost entirely caused by the other-than-temporary-impairment charge on a restricted equity investment of the Company. Other than this impairment charge, noninterest income has been fairly stable during the first three months of 2009 as compared to the same period in 2008. The small increases in overdraft protection and ATM and debit card income were offset by decreases in insurance premiums and loss on sale of a security.
Noninterest Expenses
Total noninterest expense increased $121,000 or 8.92% for the first three months of 2009, as compared to 2008. Salaries and benefits increased by 2.34% due to merit increases, and higher benefit costs.
Other expenses increased by approximately $106,000 or 27.46%. The main reasons for this increase include $52,000 increase in FDIC insurance cost as well as $76,000 in fees associated with the upcoming acquisition of two branch offices of Citizens National Bank (See Note 8 to the financial statements).
Income Tax Expense
Income tax expense is a 139.62% of pretax income for the first quarter of 2009 compared to 27.24% for the same period in 2008. This tax expense is higher than pre tax income due to the majority of the other-than-temporary-impairment charge not being tax deductible. The loss on the OTTI charge for income tax purposes is considered a capital loss and only deductible to the extent that the Company has capital gains. Currently the Company does not have the expectation that it could realistically generate enough capital gains to fully offset the capital losses that have arisen from the OTTI charges on the restricted stock. To that extent, it must consider excess losses as non tax deductible and not derive any tax benefit from the excess capital losses over realistically expected capital gains. It appears that $484,000 of the OTTI charge will not be tax deductible as of March 31, 2009.
Loans and Provision for Loan Loss
Total loans were $158,446,000 at March 31, 2009, compared to $156,982,000 at December 31, 2008, representing a 0.87% increase. This growth in the loan portfolio is led by growth in the Commercial loans as well as Real Estate loans. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 86% of the loan portfolio is secured by real estate at March 31, 2009.
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

The following table summarizes the Company’s nonperforming loans at March 31, 2009 and December 31, 2008 (in thousands of dollars):

	March 31,	December 31,
	2009	2008
Nonaccrual loans	$55	$659
Restructured loans	137	139
Loans delinquent 90 days or more	408	1,034

Total Nonperforming Loans	$600	$1,832

Deposits
The Company’s primary funding source is deposits from individuals, businesses and government entities located within it’s trade area. The Company’s deposits increased $4,141,000 or 2.48% during the first three months of 2009. A schedule of deposits by type is shown in the balance sheets. The primary reason for this increase was the increase in certificates of deposits (CDs). Savings accounts decreased as customers are searching for more yield. Much of this deposit growth it is believed to be due to a “flight to quality” as customers seek safe investments due to recent turmoil in the equity markets. Time deposits of $100,000 or more were 17.90% and 16.87% of total deposits at March 31, 2009 and December 31, 2008, respectively.
Borrowings
The Company borrows funds from the Federal Home Loan Bank (FHLB) to provide liquidity and to reduce interest rate risk. As competition for deposits have increased during periods of loan growth, FHLB borrowings have been utilized to help fund the loan growth. These borrowings have a fixed rate of interest and are amortized over a period of 2 to 20 years. Interest rates on these obligations range from 4.14% to 5.57%.
Capital
The Company continues to maintain a strong capital position to support future growth. Capital as a percentage of total assets was 13.31% at March 31, 2009 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.
Uncertainties and Trends
Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.
Liquidity and Interest Sensitivity
Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At March 31, 2009, the Company had liquid assets of approximately $5.81 million in the form of cash and due from banks. Management believes that the Company’s liquid assets are adequate at March 31, 2009. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $87.6 million.

At March 31, 2009, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 33.18% for the one year repricing period. This rate reflects a very conservative estimate since we show an immediate runoff of accounts without a specific maturity date, and does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is -18.36%. This indicates that the Company is liability sensitive. But this negative gap ratio is within guidelines set by the Company and the Company expects interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company’s interest rate risk and has decided that the current position is an acceptable risk for a community bank operating in a rural environment. Table II shows the Company’s interest sensitivity.
TABLE II
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
March 31, 2009
(In Thousands of Dollars)

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total

Uses of Funds:

Loans	18,171	22,336	58,066	61,177	159,750
Federal funds sold
Interest bearing deposits	3,511		509		4,020
Investment securities	503	1,665	14,724	8,029	24,921
Restricted Investments				747	747

Total	22,185	24,001	73,299	69,953	189,438

Sources of Funds:

Deposits:
Interest bearing demand	19,535				19,535
Savings	26,982				26,982
Time deposits over $100,000	2,517	16,262	9,388	2,627	30,794
Other time deposits	10,728	30,619	23,013	9,600	73,960
Short-term borrowings	1,379				1,379
Long-term debt	56	1,172	1,668	2,969	5,865

Total	61,197	48,053	34,069	15,196	158,515

Discrete Gap	(39,012)	(24,052)	39,230	54,757

Cumulative Gap	(39,012)	(63,064)	(23,834)	30,923

Ratio of Cumulative Gap To Total Earning Assets	-20.53%	-33.18%	-12.54%	16.32%
Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 2009. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate, such as the majority of our residential loan portfolio, that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float. In the current rate environment, this has the effect of causing the table II to model our adjustable rate loans as fixed rate loans. However in a rising interest rate environment when these loans would be repriced at rates above the contractual floor, and are once again free to float, many of our loans would move from the over 5 year timeframe to a more current timeframe.
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
Part II. Other Information
Item 1. Legal Proceedings —
Not Applicable

Item 2. Changes in Securities —
During the 3-month period ending March 31, 2009, the Company purchased some of the Company’s stock to be held as treasury stock. This was not part of publicly announced plan. The details of the transaction were as follows:

	Total Number	Average
	Of shares	Price per
Date	Purchased	Share

March 03, 2009	500	$60.00
March 11, 2009	500	$60.00
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

Date: May 7, 2009