Form 10-Q
period 2009-06-30
ALLEGHENY BANCSHARES INC
filed 2009-08-14
CIK 1213662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-50151

Allegheny Bancshares, Inc.
(Exact name of registrant as specified in its charter)

West Virginia	22-3888163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 North Main Street
P. O. Box 487
Franklin, West Virginia 26807
(Address of principal executive offices, including zip code)

(304) 358-2311
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “accelerated filer,” “accelerated filer” and smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Common Stock, par value - $1.00
870,499 shares outstanding as of August 11, 2009

ALLEGHENY BANCSHARES, INC.

Part I.  Financial Information

Item 1.   Consolidated Financial Statements

Allegheny Bancshares, Inc.
Consolidated Statements of Income
(In thousands, except for share and per share information)

	Six Months Ended
	June 30,
	2009	2008
Interest and Dividend Income:
Loans and fees	$5,566	$5,686
Investment securities – taxable	213	259
Investment securities – nontaxable	306	343
Deposits and federal funds sold	42	128

Total Interest and Dividend Income	6,127	6,416

Interest Expense:
Deposits	1,990	2,416
Borrowings	145	195

Total Interest Expense	2,135	2,611

Net Interest Income	3,992	3,805

Provision for loan losses	167	135

Net Interest Income After Provision for Loan Losses	3,825	3,670

Noninterest Income:
Service charges on deposit accounts	441	412
Restricted equity security impairment	(604)	-
Gain on sale of securities	64	-
Other income	320	323

Total Noninterest Income	221	735

Noninterest Expense:
Salaries and benefits	1,523	1,447
Occupancy expenses	198	189
Equipment expenses	307	302
Other expenses	1,157	765
Total Noninterest Expenses	3,185	2,703

Income before Income Taxes	861	1,702

Income Tax Expense	356	465

Net Income	$505	$1,237

Earnings Per Share
Net income	$0.58	$1.41

Weighted Average Shares Outstanding	870,869	880,118

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Income
(In thousands, except for share and per share information)

	Three Months Ended
	June 30,
	2009	2008
Interest and Dividend Income:
Loans and fees	$2,900	$2,806
Investment securities – taxable	110	114
Investment securities – nontaxable	157	166
Deposits and federal funds sold	14	69

Total Interest and Dividend Income	3,181	3,155

Interest Expense:
Deposits	1,045	1,168
Borrowings	71	88

Total Interest Expense	1,116	1,256

Net Interest Income	2,065	1,899

Provision for loan losses	90	74

Net Interest Income After Provision for Loan Losses	1,975	1,825

Noninterest Income:
Service charges on deposit accounts	252	226
Gain on sale of securities	74	-
Other income	161	171

Total Noninterest Income	487	397

Noninterest Expense:
Salaries and benefits	778	719
Occupancy expenses	104	99
Equipment expenses	160	149
Other expenses	665	379
Total Noninterest Expenses	1,707	1,346

Income before Income Taxes	755	876

Income Tax Expense	208	240

Net Income	$547	$636

Earnings Per Share
Net income	$0.63	$0.72

Weighted Average Shares Outstanding	870,676	880,024

The accompanying notes are an integral part of these statements

Allegheny Bancshares, Inc.
Consolidated Balance Sheets
(In thousands, except for share and per share information)

	June 30, 2009	December 31, 2008
	Unaudited	Audited
ASSETS
Cash and due from banks	$7,039	$2,562
Federal funds sold	2,000	1,570
Interest bearing deposits in banks	5,827	4,637
Investment securities available for sale	26,898	25,685
Restricted equity securities	747	1,351
Loans receivable, net of allowance for loan losses of $1,372 and $1,396 respectively	175,388	156,982
Bank premises and equipment, net	6,983	6,249
Interest receivable	1,364	1,276
Goodwill	1,056	-
Bank owned life insurance	3,779	3,693
Other assets	1,634	725

Total Assets	$232,715	$204,730

LIABILITIES
Deposits
Noninterest bearing demand	$21,361	$20,197
Interest bearing
Demand	26,942	18,985
Savings	27,681	28,567
Time deposits over $100,000	38,047	28,211
Other time deposits	82,743	71,280

Total Deposits	196,774	167,240

Accrued expenses and other liabilities	1,202	841
Short-term borrowings	1,489	3,569
Long-term debt	5,809	5,920

Total Liabilities	205,274	177,570

STOCKHOLDERS' EQUITY
Common stock; $1 par value, 2,000,000 shares
Authorized, 900,000 issued	900	900
Additional paid in capital	900	900
Retained earnings	27,136	26,631
Accumulated other comprehensive income	139	320
Treasury stock (at cost, 29,501 shares in 2009 and 28,767 shares in 2008)	(1,634)	(1,591)
Total Stockholders' Equity	27,441	27,160

Total Liabilities and Stockholders' Equity	$232,715	$204,730

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)
(Unaudited)

					Accumulated Other
	Total	Common Stock	Additional Paid In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock

Balance, December 31, 2008	$27,160	$900	$900	$26,631	$320	$(1,591)

Comprehensive Income
Net Income	505			505
Change in unrealized
gain on
available for sale
securities, net of
income tax effect of
($93)	(181)				(181)
Total Comprehensive Income	324
Purchase of Treasury Stock	(43)					(43)

Balance, June 30, 2009	$27,441	$900	$900	$27,136	$139	$(1,634)

Balance, December 31, 2007	$26,731	$900	$900	$25,836	$154	$(1,059)

Comprehensive Income
Net income	1,237			1,237
Change in unrealized
gain on
available for sale
securities, net of
income tax effect of
($39)	(75)				(75)
Total Comprehensive Income	1,162
Purchase of Treasury Stock	(27)					(27)

Balance, June 30, 2008	$27,866	$900	$900	$27,073	$79	$(1,086)

The accompanying notes are an integral part of these statements.

 Allegheny Bancshares, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash Flows from Operating Activities:
Net income	$505	$1,237
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	167	136
Depreciation and amortization	228	228
Loss on disposal of fixed assets	-	17
Net amortization of securities	22	5
Gain on sale of securities	(64)	-
Loss on restricted equity other than temporary impairment	604	-
Deferred income tax benefit	(134)	(110)
Income from life insurance investment	(85)	(87)
Net change in:
Accrued income	(87)	(8)
Other assets	(439)	(101)
Accrued expense and other liabilities	115	416
Net Cash Provided by Operating Activities	832	1,733

Cash Flows from Investing Activities:
Net change in federal funds sold	(430)	(2 426)
Cash received from the acquisition of branch offices	6,497	-
Net change in interest bearing deposits in banks	(1,190)	(7,337)
Proceeds from sales, calls and maturities of available for sale securities	6,104	6 ,265
Purchase of securities available for sale	(7,550)	(1.203)
Purchase of restricted investments	-	(591)
Proceeds from redemption of restricted investments	-	61
Net increase in loans	(4,860)	(5,713)
Purchase of bank premises and equipment	(93)	(145)
Net Cash Used in Investing Activities	(1,522)	(11,089)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	(1,794)	1,243
Time deposits	9,195	7,167
Short-term borrowings	(2,080)	2,971
Curtailments of long-term borrowings	(111)	(1,903)
Purchase of treasury stock	(43)	(27)
Net Cash Provided by Financing Activities	5,167	9,451

Cash and due from banks
Net increase in cash and due from banks	4,477	95
Cash and due from banks, beginning of period	2,562	2,846
Cash and due from banks, end of period	$7,039	$2,941

Continued

Allegheny Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$2,108	$2,384
Income taxes	$336	$520

Transactions related to acquisition of branches
Increase in assets and liabilities:
Loans	$13,713	-
Bank premises and equipment	$869	-
Other assets (Goodwill)	$1,056	-
Deposits	$22,133	-
Other liabilities	$2

The accompanying notes are an integral part of these statements.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1   ACCOUNTING PRINCIPLES:

The consolidated financial statements include the accounts of Allegheny Bancshares Inc. and its subsidiaries (the “Company”).  Significant intercompany accounts and transactions have been eliminated in the consolidation.

The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general industry practices.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009, and the results of operations for the periods ended June 30, 2008 and 2009.  The notes included herein should be read in conjunction with the notes to the financial statements included in the 2008 Form 10-K included with the annual report to stockholders of Allegheny Bancshares, Inc.

Recent Accounting Pronouncements - In December 2008 the FASB issued FASB Staff Position (“FSP”) SFAS 132(R)-1 (FASB ASC 715-20-65), “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP SFAS 132(R)-1”).  This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The objective of the FSP is to provide the users of financial statements with an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (b) the major categories of plan assets; (c) the inputs and valuation techniques used to measure the fair value of plan assets; (d) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (e) significant concentrations of risk within plan assets.  The FSP also requires a nonpublic entity, as defined in Statement of Financial Accounting Standard (“SFAS”) 132, to disclose net periodic benefit cost for each period for which a statement of income is presented.  FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The Staff Position will require the Company to provide additional disclosures related to its benefit plans.

On April 9, 2009, the FASB issued the next staff position related to fair value which is discussed below.

FSP SFAS 115-2 and SFAS 124-2 (FASB ASC 320-10-65), “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP SFAS 115-2 and SFAS 124-2”) categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors.  Other-than-temporary impairment (OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered.  An OTTI related to credit losses should be recognized through earnings.  An OTTI related to other factors should be recognized in other comprehensive income.  The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1 (FASB ASC 805-20-25, 30, 35, 50), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value.  If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated.  If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities.  Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R).  The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company’s first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 111 (FASB ASC 320-10-S99-1) on April 9, 2009 to amend Topic 5.M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities” and to supplement FSP SFAS 115-2 and SFAS 124-2.  SAB 111 maintains the staff’s previous views related to equity securities; however debt securities are excluded from its scope.  The SAB provides that “other-than-temporary” impairment is not necessarily the same as “permanent” impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss.  The SAB was effective upon issuance and had no impact on the Company’s financial position.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2   INVESTMENT SECURITIES:

The amortized costs of investment securities and their approximate fair values are as follows (in thousands of dollars):

June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Mortgaged backed obligations of federal agencies	$3,010	$48	$13	$3,045
Government sponsored enterprises	6,520	24	23	6,521
Obligations of states and political subdivisions	16,523	293	79	16,737
Corporate obligations	501	-	37	464
Other equities	131	-	-	131

Total	$26,685	$365	$152	$26,898

December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale:
Mortgaged backed obligations of federal agencies	$2,905	$34	$4	$2,935
Government sponsored enterprises	6,008	169	-	6,177
Obligations of states and political subdivisions	15,652	396	58	15,991
Corporate obligations	501	-	50	451
Other equities	131	-	-	131

Total	$25,197	$599	$112	$25,685

Consideration is given to current market conditions, historical trends in the individual securities, as well as trends in the overall market.  Declines determined to be other than temporary are charged to operations and are shown on the income statement.  There were no other-than-temporary impairment charges on investment securities during the first half of 2008 or 2009, however there were charges to restricted equity securities, see footnote number 3.

The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are deemed to be temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous, unrealized loss position at June 30, 2009. The unrealized losses on the Company’s investment securities were caused by various reasons, but the Company feels that no material impairment of value is due to deteriorating financial condition of the issuers. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those 5 investments to be other-than-temporary impaired at June 30, 2009.

	Less than 12 months		12 Months or greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
Description of Securities:
Mortgaged backed obligations of federal agencies	$636	$11	$414	$2	$1,050
Government sponsored enterprises	3,963	23	-	-	3,963
Obligations of states and political subdivisions	2,406	47	820	32	3,226
Corporate obligations	-	-	464	37	464
Total	$7,005	$81	$1,698	$71	$8,703

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

A maturity schedule of securities in thousands as of June 30, 2009, by contractual maturity is shown below.  Actual maturities may differ because borrowers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due:
In one year or less	$1,470	$1,494
After one year through five years	16,524	16,721
After five years through ten years	5,490	5,495
After ten years through fifteen years	3,201	3,188
	$26,685	$26,898

For the period ended June 30, 2009, proceeds from sales of securities available for sale amounted to $4,436,390 and gains in the amount of $63,510 were recognized on these sales.  No gains or losses were recognized in the same period of 2008.

NOTE 3   RESTRICTED EQUITY SECURITIES:

Restricted equity securities are considered restricted due to lack of marketability.  It consists of stock in the Federal Home Loan Bank (FHLB) and at December 31, 2008, the parent company of the Bank’s Correspondent Bank (Correspondent).  Investment in the FHLB stock is determined by the level of the Bank’s participation with FHLB various products and is collateral against outstanding borrowings from that institution.  The FHLB stock is carried at cost, the “Correspondent” stock is carried at market value and each is restricted as to transferability.  Management evaluates these restricted securities for other-than-temporary impairment on a quarterly basis, and more often when conditions warrant.

Consideration is given to current market conditions, historical trends in the individual securities, as well as trends in the overall market.  Declines determined to be other than temporary are charged to operations and are shown on the income statement.  In view of the recent May 1, 2009 closure of “Correspondent” by the Office of the Comptroller of the Currency, the Company recorded an other than temporary impairment (“OTTI”) non-cash charge against earnings. The carrying value of the Company’s “Correspondent” stock as of December 31, 2008 was approximately $603,515. The OTTI charge as of March 31, 2009 was $603,515, eliminating our carrying value of this stock.  No other than temporary impairment charge was recognized in the same period in 2008.

NOTE 4   LOANS RECEIVABLE:

Loans outstanding are summarized as follows (in thousands of dollars):

	June 30, 2009	December 31, 2008

Real estate loans	$83,629	$72,291
Commercial and industrial loans	75,719	70,680
Loans to individuals, primarily collateralized by autos	13,678	11,779
All other loans	3,734	3,628

Total Loans	176,760	158,378

Less allowance for loan losses	1,372	1,396

Net Loans Receivable	$175,388	$156,982

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5   ALLOWANCE FOR LOAN LOSSES:

A summary of transactions in the allowance for loan losses for the three months ended June 30, 2009 and 2008 follows (in thousands):

	Six Months Ended
	June 31,
	2009	2008
Balance, beginning of period	1,396	$1,186
Provision charged to operating expenses	168	135
Recoveries of loans charged off	50	57
Loans charged off	(242)	(59)

Balance, end of period	1,372	$1,319

NOTE 6   LONG TERM DEBT:

The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB).  The interest rates on all of the notes payable as of June 30, 2009 were fixed at the time of the advance and fixed rates range from 4.14% to 5.57%.  The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans.  The weighted average interest rate is 4.88% at June 30, 2009.

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

NOTE 8   FAIR VALUE:

FASB Statement No. 157, Fair Value Measurements, provides a definition of fair value for accounting purposes, establishes a framework for measuring fair value and expands related financial disclosures.  Statement No. 157 does not require any new fair value measurements and was initially effective for the Company beginning January 1, 2008.   Statement No. 157 establishes a hierarchy that prioritizes the use of fair value inputs used in valuation methodologies into the following three levels.

Level 1 – Valuation is based upon quoted prices for identical instruments treaded in active markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model –based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is based upon significant inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

At June 30, 2009 the Company had no liabilities subject to fair value The following is a description of valuation methodologies used for assets recorded at fair values.

Investment securities available for sale:  Investment securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, when available.  If quoted prices are not available, fair values are measured using independent pricing models.  Level 1 securities include those traded by dealers or brokers in an active over the counter markets as well as U.S. Government sponsored enterprises.  Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include other equities that do not have an active market.  Currently all of the Company’s investment securities available for sale are considered Level 2 assets.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

Restricted equity securities:  Restricted equity securities that are restricted as to the transferability of the shares.  Fair value measurement is based upon quoted prices when available, but due to the limited number of transactions, and the restrictions on transferability of these shares, a true active market does not always exist.  As such, the restricted equity securities are considered as Level 3 securities.

Loans: The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan loss is established in accordance with SFAS 114 Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent).  The fair value was determined by the measurement of the fair value of the underlying collateral.  Typically the collateral value is determined by applying a discount to an appraisal that was performed at or about the date of the loan.  Due to the age of appraisals the changing market conditions of real estate the Company considers it’s impaired loans to be level 3 assets.

Goodwill: The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  Goodwill is one of these assets, and as such, goodwill has not been revalued since the purchase of the two branch offices in April 2009.

Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at fair value less estimated holding costs and cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.  Due to age of appraisals and changing market conditions, the Company considers it’s OREO to be level 3 assets.

The following table presents the recorded amount of assets measured at fair value (in thousands of dollars):

	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:

Investment securities available for sale	$-	$26,898	$-	$26,898
Restricted equity securities	-	748	-	748
Total	$-	$27,646	$-	$27,646

Assets recorded at fair value on a non recurring basis:

Impaired Loans	$-	$-	$852	$852
Goodwill	-	-	1,056	1,056
Other real estate owned	-	-	508	508
Total	$-	$-	$2,416	$2,416

NOTE 9   PURCHASE OF TWO BRANCH OFFICES:

On April 17, 2009, the Company’s wholly owned subsidiary, Pendleton Community Bank completed the acquisition of two branch offices from Citizens National Bank (“CNB”).  The two offices are in Marlinton, WV and Petersburg, WV.  The Agreement can be found by accessing the website of the Securities and Exchange Commission under the filings of Allegheny Bancshares, Inc. and as part of the Current Report on Form 8-K filed on January 20, 2009.  The purchase is accounted for under the requirements of SFAS 141 (R) and included the real estate and both offices of CNB as well as $13,713,030 loan portfolio and $22,132,702 in deposits.  The assets and liabilities were recorded at fair market values.

The Company is still determining the value of the intangible assets and the fair value of the assets acquired and liabilities assumed that are used to calculate goodwill in the transaction.  An estimate of the fair value of the assets acquired and liabilities assumed has been used in the preparation of these unaudited consolidated financial statements, however, these estimates may be revised once the final valuations are performed.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 10   GOODWILL:

The Company follows SFAS 142 Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition.  Provisions within SFAS 142 discontinue any amortization of goodwill and intangible assets with indefinite lives, and require at least annual impairment review or more often if certain impairment conditions exist.  With the purchase of the two CNB branches (see note #9), there was a significant amount of goodwill recorded, and no impairments reported.  The goodwill recognized on the purchase of the two branch offices totaled $1,056,428.

NOTE 11   BENEFIT PLANS:

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

The total performance compensation which may be earned by the CEO is between 0% and 11.50% of his base salary. The Company has accrued a liability and incurred a benefit expense of  $5,107 for the first six months of 2009 and $10,500 for the first 6 months of 2008.

Supplemental Retirement Agreement: On June 4th, 2008 the Bank entered into a non-qualified Supplemental Retirement Agreement ("SERP") with the CEO. The SERP provide for the payment of a monthly supplemental executive retirement benefit equal to annual payments of $54,663 for a 15 year period. Such benefit shall be payable for a period of fifteen years, or under certain circumstances, prior to age 65.  For each full calendar year the CEO completes with the Bank without separation of service, the CEO shall be credited with 8.33% of this benefit, toward 100% after 12 years.   The Company has accrued a liability and incurred a benefit expense of $12,944 for the first six months of 2009 for this plan, and $11,470 for the same period of 2008.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Allegheny Bancshares, Inc. (Company) is a single bank holding company organized under the laws of West Virginia.  The Company provides financial services through its wholly owned subsidiary Pendleton Community Bank (Bank).

The Bank is a full service commercial bank offering financial services through five financial centers located in the West Virginia towns of Franklin, Moorefield Marlinton and Petersburg, and a financial center near Harrisonburg, Virginia.  Currently its primary trade areas are these towns and the West Virginia counties of Pendleton, Hardy, Pocahontas, Grant and in Rockingham County, Virginia.

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

Allowance for Loan Losses and Provision for Loan Losses

The provision for loan losses was $167,000 and $135,000 for the six month periods ended June 30, 2009 and 2008 respectively. The allowance for loan losses (“ALL”) was $1,372,000 (.78% of loans) at the end of the first six months of 2008 compared with $1,396,000 (.88% of loans) at December 31, 2008. The percentage decrease in ALL was caused primarily by the purchase of $13,713,030 of loans when the bank purchased two branch offices from Citizens National Bank of Elkins, WV (“CNB”).  By following the recently enacted purchase accounting rules for the CNB branch transaction, an allowance for loan losses was not recorded since the loans were recorded at fair value.  The Company continues to monitor the loan portfolio for signs of weakness or developing credit problems.  Loan loss provision for each period is determined after evaluating the loan portfolio and determining the level of reserves necessary to absorb current charge-offs and maintain the reserve at adequate levels. See Note 5 for the amounts.

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

Results of Operations Overview

Net income of $505,000 for the first six months of 2009 represents a decrease of 59.18% compared to the same period a year ago. This represents a $0.58 net income per share as compared to $1.41 income for the same period a year ago. Included in the first half results for 2009 was an other-than-temporary (“OTTI”) non-cash impairment charge of $604 thousand dollars pre-tax, equivalent to a $559 thousand after tax or $0.64 per share. The impairment charge relates to certain restricted equity securities. On May 1, 2009 the Office of the Comptroller of the Currency closed the company and took control of its assets. This OTTI charge represents the complete write off of the carrying value of the equity securities. Consolidated annualized returns on average equity and average assets for the six months ended June 30, 2009 were 3.71% and 0.47%, respectively, compared with 9.05% and 1.24% for the same period in 2008. Net interest income had a slight increase from 2008 to 2009, but was more than offset by the combination of the OTTI charge and an increase in non interest expense.

Net Interest Income

The Company’s taxable equivalent net interest income increased by 7.18% for the first six months of 2009 compared to the same period in 2008.  This increase resulted primarily due to the decrease in the interest expense on deposits.  Average balance of interest bearing liabilities grew by 8.75% while average balance of total earning assets grew by 6.10%. The Company’s tax equivalent yield on earnings assets for first six months of 2009 was 4.22% compared to 4.18% for same period in 2008 as the cost of funds decreased by 85 basis points while the yield on earning assets decreased 60 basis points.

As shown in the interest sensitivity analysis in Table II, the Company is in a liability sensitive position, meaning our liabilities mature and reprice faster than our assets in a stable rate environment.  In the last two years, the Federal Reserve lowered rates by 450 basis points, and in the first half of 2009 we have seen rates stabilize. This rate decrease has increased the prepayment speeds on assets with investments being called and loans being refinanced.  Dropping rates can have a negative effect on interest margins, even for liability sensitive banks since the rates on earning assets can and will typically drop greater than banks can drop the costs of deposits.

Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

TABLE I
Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a Fully Taxable Equivalent Basis) (Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Average Balance	Income/ Expense	Rates	Average Balance	Income/ Expense	Rates

Interest Income
Loans 1,2	$165,764	$5,610	6.77%	$149,523	$5,616	7.51%
Federal funds sold	586	1	0.34%	1,473	25	3.39%
Interest bearing deposits	5,051	42	1.66%	6,322	104	3.29%
Investments
Taxable	11,262	213	3.78%	11,979	259	4.32%
Nontaxable 2	16,017	463	5.78%	17,963	520	5.79%

Total Earning Assets	198,680	6,329	6.37%	187,260	6,524	6.97%

Interest Expense
Demand deposits	21,987	105	0.48%	15,679	87	1.10%
Savings	27,608	39	0.28%	31,950	201	1.26%
Time deposits	109,010	1,846	3.39%	96,417	2,128	4.41%
Short-term borrowings	1,562	1	0.13%	1,603	15	1.87%
Long-term debt	6,372	144	4.52%	7,488	180	4.81%

Total Interest Bearing
Liabilities	$166,539	$2,135	2.56%	$153,137	$2,611	3.41%

Net Interest Margin 1		4,194			3,913

Net Yield on Interest
Earning Assets			4.22%			4.18%

1	Interest on loans includes loan fees
2	An incremental tax rate of 34% was used to calculate the tax equivalent income

Noninterest Income

Noninterest income decreased to ($221,000) for the 6 months ending June 30, 2009, compared to $735,000 for the same period in 2008.  As discussed in the “Results of Operations Overview” above, this decrease was almost entirely caused by the other-than-temporary-impairment charge on a restricted equity investment of the Company.  Other than this impairment charge, noninterest income has actually increased with increase in overdraft protection fees, increase in ATM fee income and a $64,000 gain on sale of available for sale securities.

Noninterest Expenses

Total noninterest expense increased $482,000 or 17.83% for the first six months of 2009, as compared to 2008.   Other expenses increased by approximately $392,000 or 51.24%.  The main reasons for this increase include $204,000 increase in FDIC insurance cost partially due to a special $103,000 assessment assessed on June 30th, as well as increased FDIC insurance premiums.   In addition to this expense we have incurred $189,000 in conversion expenses associated with acquisition of two branch offices of Citizens National Bank (See Note 8 to the financial statements).  New accounting rules enacted at the beginning of 2009 require companies to expense the conversion expenses as compared to the old rule of capitalizing these expenses as business combination costs.

Salaries and benefits increased by 5.25% due to merit increases, higher benefit costs and an increase in the number of employees.  With the purchase of the two additional branch offices, our number of full time equivalent employees have increased.  For the first half of 2009 our full time equivalent average increased by over 5 employees or 8.06% over the same period in 2008.

Income Tax Expense

Income tax expense is a 41.35% of pretax income for the first half of 2009 compared to 27.32% for the same period in 2008.  This tax expense is higher than pre tax income due to the majority of the other-than-temporary-impairment charge not being tax deductible.  The loss on the OTTI charge for income tax purposes is considered a capital loss and only deductible to the extent that the Company has capital gains.  Currently the Company does not have the expectation that it could realistically generate enough capital gains to fully offset the capital losses that have arisen from the OTTI charges on the restricted stock.  To that extent, it must consider excess losses as non tax deductible and not derive any tax benefit from the excess capital losses over realistically expected capital gains.  It appears that $484,000 of the OTTI charge will not be tax deductible as of June 30, 2009.

Loans and Provision for Loan Loss

Total loans were $176,759,000 at June 30, 2009, compared to $156,982,000 at December 31, 2008, representing a 12.60% increase. This growth in the loan portfolio came primarily from purchase of loans from the two branch offices, which added $13,713,000 to our loan portfolio but also included $6,064,000 of growth in our branch offices. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 86% of the loan portfolio is secured by real estate at June 30, 2009.   The loans purchased as part of the branch acquisition are recorded at fair market value, which includes a credit discount for expected losses existing in the portfolio, but also includes a premium for favorable interest rates included in the portfolio, compared to current market rates. This is required under the new accounting rules and as such an increase in the allowance for loan loss not required.

Loan Portfolio Risk Factors

Nonperforming loans include nonaccrual loans, loans over 90days past due and restructured loans.  Nonaccrual loans are loans in which interest accruals have been discontinued.  Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectible.  The Company has a substantial amount of loans in the loan portfolio related to agribusinesses.  Restructured loans are loans for which a borrower has been granted a concession on the interest rate or original repayment terms because of financial difficulties.

The following table summarizes the Company’s nonperforming loans at June 30, 2009 and December 31, 2008 (in thousands of dollars):

	June 30, 2009	December 31, 2008
Nonaccrual loans	$56	$659
Restructured loans	136	139
Loans delinquent 90 days or more	1,269	1,034

Total Nonperforming Loans	$1,461	1,832

Deposits

The Company’s primary funding source is deposits from individuals, businesses and government entities located within it’s trade area.  The Company's deposits increased $29,534,000 or 17.66% during the first six months of 2009.  Of this increase, $22,133,000, was assumed in connection with the purchase of the acquisition of the two branch offices, but in addition $7,401,000 of increase in deposits came from our branch operations.  A schedule of deposits by type is shown in the balance sheets. The primary reason for this increase was the increase in certificates of deposits (CDs).  Much of this deposit growth it is believed to be due to a “flight to quality” as customers seek safe investments due to recent turmoil in the equity markets. Time deposits of $100,000 or more were 19.17% and 16.87% of total deposits at June 30, 2009 and December 31, 2008, respectively.

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

Capital

The Company continues to maintain a strong capital position to support future growth. Capital as a percentage of total assets was 11.79% at June 30, 2009 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.

Uncertainties and Trends

Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations.  Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

Liquidity and Interest Sensitivity

Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At June 30, 2009, the Company had liquid assets of approximately $9.04 million in the form of cash and due from banks and federal funds sold. Management believes that the Company’s liquid assets are adequate at June 30, 2009.  Additional liquidity may be provided by the growth in deposit accounts and loan repayments.  In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $88.1 million.

At June 30, 2009, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 32.04% for the one year repricing period.  This rate reflects a very conservative estimate since we show an immediate runoff of accounts without a specific maturity date, and does not reflect the historical movement of funds during varying interest rate environments.  Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is -17.90%.  This indicates that the Company is liability sensitive.  But this negative gap ratio is within guidelines set by the Company and the Company expects interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company’s interest rate risk and has decided that the current position is an acceptable risk for a community bank operating in a rural environment. Table II shows the Company’s interest sensitivity.

TABLE II
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
June 30, 2009
(In Thousands of Dollars)

	0-3 Months	4-12 Months	1-5 Years	Over 5 Years	Total
Uses of Funds:

Loans	20,937	26,906	57,973	70,944	176,760
Federal funds sold	2,000				2,000
Interest bearing deposits	1,882	3,431	514		5,827
Investment securities	1,494	7,546	9,175	8,683	26,898
Restricted Investments				747	747

Total	26,313	37,883	67,662	80,374	212,232

Sources of Funds:

Deposits:
Interest bearing demand	26,942				26,942
Savings	27,681				27,681
Time deposits over $100,000	7,375	17,347	13,325		38,047
Other time deposits	17,685	32,441	32,026	591	82,743
Short-term borrowings	1,489				1,489
Long-term debt	57	1,174	1,648	2,930	5,809

Total	81,229	50,962	46,999	3,521	182,711

Discrete Gap	(54,916)	(13,079)	20,63	76,853

Cumulative Gap	(54,916)	(67,995)	(47,332)	29,521

Ratio of Cumulative Gap
To Total Earning Assets	-25.88%	-32.04%	-22.30%	13.91%

Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 2009.  In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs.  Loan principal payments are included in the earliest period in which the loan matures or can be repriced.  Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate, such as the majority of our residential loan portfolio, that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float.  In the current rate environment, this has the effect of causing the table II to model our adjustable rate loans as fixed rate loans.  However  in a rising interest rate environment when these loans would be repriced at rates above the contractual floor, and are once again free to float, many of our loans would move from the over 5 year timeframe to a more current timeframe.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2008 Form 10-K.

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

Part II. Other Information

Item 1. Legal Proceedings –  Not Applicable

Item 2. Changes in Securities –

During the 6-month period ending June 30, 2009, the Company purchased some of the Company’s stock to be held as treasury stock.  This was not part of publicly announced plan.  The details of the transaction were as follows:

Date	Total Number Of Shares Purchased	Average Price Per Share

March 03, 2009	500	$60.00
March 11, 2009	500	$60.00
June 11, 2009	224	$65.00

Item 3. Defaults Upon Senior Securities –  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders –

At the Annual Shareholders Meeting held on May 4, 2009  officers and directors were introduced and the following directors whose terms had expired, Thomas J. Bowman, John E. Glover, and Richard C. Phares  were considered for election.  The directors above were duly elected for three year term commencing in 2009 with voting results as follows: 571,252 of 573,132 shares represented voted “for”, and the remaining 1,880 shares voted against.  In addition William G. Bosley, III was elected as director for a one year term beginning 2009 with 5668,648 of the 573,132 shares voting for, 1,880 against and 2,604 shares abstained..    The following board members were retained for their respective terms:  Roger Champ, Carole Hartman, William Loving, Jr., Richard Homan, and Dolan Irvine.

Item 5. Other Information –  Not Applicable

Item 6. Exhibits

The following Exhibits are filed as part of this Form 10-Q

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 30, 2003.

No.	Description	Exhibit Number

3.1	Articles of Incorporation – Allegheny Bancshares, Inc.	E2

The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-K filed March 31, 2006.

No.	Description	Exhibit Number

3.3	Bylaws of Allegheny Bancshares, Inc.	3.3

SIGNATURE

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant causes this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHENY BANCSHARES, INC.

By:	/s/ William A. Loving, Jr.
Name:	William A. Loving, Jr.
Title:	Executive Vice President and Chief Executive Officer

By:	/s/ L. Kirk Billingsley
Name:	L. Kirk Billingsley
Title:	Senior Vice President and Chief Financial Officer

Date:  August 11, 2009