Form 10-Q
period 2009-09-30
ALLEGHENY BANCSHARES INC
filed 2009-11-13
CIK 1213662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Common Stock, par value — $1.00
867,809 shares outstanding as of November 5, 2009

ALLEGHENY BANCSHARES, INC.

Part I. Financial Information

Item 1.	Consolidated Financial Statements
Allegheny Bancshares, Inc.
Consolidated Statements of Income
(In thousands, except for share and per share information)

	Nine Months Ended
	September 30,
	2009	2008
Interest and Dividend Income:
Loans and fees	$8,561	$8,490
Investment securities — taxable	309	367
Investment securities — nontaxable	464	510
Deposits and federal funds sold	63	181

Total Interest and Dividend Income	9,397	9,548

Interest Expense:
Deposits	3,036	3,499
Borrowings	216	281

Total Interest Expense	3,252	3,780

Net Interest Income	6,145	5,768

Provision for loan losses	292	216

Net Interest Income After Provision for Loan Losses	5,853	5,552

Noninterest Income:
Service charges on deposit accounts	723	637
Restricted equity security impairment	(604)	—
Gain on sale of securities	64	—
Other income	509	487

Total Noninterest Income	692	1,124

Noninterest Expense:
Salaries and benefits	2,322	2,176
Occupancy expenses	304	289
Equipment expenses	471	453
Other expenses	1,699	1,159

Total Noninterest Expenses	4,796	4,077

Income before Income Taxes	1,749	2,599

Income Tax Expense	586	682

Net Income	$1,163	$1,917

Earnings Per Share
Net income	$1.34	$2.18

Weighted Average Shares Outstanding	870,675	879,350

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Income
(In thousands, except for share and per share information)

	Three Months Ended
	September 30,
	2009	2008
Interest and Dividend Income:
Loans and fees	$2,995	$2,804
Investment securities — taxable	96	108
Investment securities — nontaxable	158	167
Deposits and federal funds sold	21	53

Total Interest and Dividend Income	3,270	3,132

Interest Expense:
Deposits	1,046	1,083
Borrowings	71	86

Total Interest Expense	1,117	1,169

Net Interest Income	2,153	1,963

Provision for loan losses	125	81

Net Interest Income After Provision for Loan Losses	2,028	1,882

Noninterest Income:
Service charges on deposit accounts	282	225
Other income	189	164

Total Noninterest Income	471	389

Noninterest Expense:
Salaries and benefits	799	729
Occupancy expenses	106	100
Equipment expenses	164	151
Other expenses	542	394

Total Noninterest Expenses	1,611	1,374

Income before Income Taxes	888	897

Income Tax Expense	230	217

Net Income	$658	$680

Earnings Per Share
Net income	$0.76	$0.77

Weighted Average Shares Outstanding	870,294	877,831

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Balance Sheets
(In thousands, except for share and per share information)

	September 30, 2009	December 31, 2008
	Unaudited	Audited
ASSETS
Cash and due from banks	$5,096	$2,562
Federal funds sold	—	1,570
Interest bearing deposits in banks	15,060	4,637
Investment securities available for sale	30,721	25,685
Restricted equity securities	748	1,351
Loans receivable, net of allowance for loan losses of $1,524 and $1,396 respectively	179,788	156,982
Bank premises and equipment, net	6,929	6,249
Interest receivable	1,484	1,276
Goodwill	1,087	—
Bank owned life insurance	3,823	3,693
Other assets	1,427	725

Total Assets	$246,163	$204,730

LIABILITIES
Deposits
Noninterest bearing demand	$25,943	$20,197
Interest bearing
Demand	31,896	18,985
Savings	27,054	28,567
Time deposits over $100,000	41,526	28,211
Other time deposits	83,855	71,280

Total Deposits	210,274	167,240

Accrued expenses and other liabilities	737	841
Short-term borrowings	1,028	3,569
Long-term debt	5,752	5,920

Total Liabilities	217,791	177,570

STOCKHOLDERS’ EQUITY
Common stock; $1 par value, 2,000,000 shares
Authorized, 900,000 issued	900	900
Additional paid in capital	900	900
Retained earnings	27,794	26,631
Accumulated other comprehensive income	573	320
Treasury stock (at cost, 32,191 shares in 2009 and 28,767 shares in 2008)	(1,795)	(1,591)

Total Stockholders’ Equity	28,372	27,160

Total Liabilities and Stockholders’ Equity	$246,163	$204,730

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated Other
		Common	Additional	Retained	Comprehensive	Treasury
	Total	Stock	Paid In Capital	Earnings	Income (Loss)	Stock

Balance, December 31, 2008	$27,160	$900	$900	$26,631	$320	$(1,591)

Comprehensive Income
Net Income	1,163			1,163
Change in unrealized gain on available for sale securities, net of income tax effect of $131	253				253

Total Comprehensive Income
Purchase of Treasury Stock	(204)					(204)

Balance, September 30, 2009	$28,372	$900	$900	$27,794	$573	$1,795

Balance, December 31, 2007	$26,731	$900	$900	$25,836	$154	$(1,059)

Comprehensive Income
Net income	1,917			1,917
Change in unrealized gain on available for sale securities, net of income tax effect of $15	29				29

Total Comprehensive Income	1,946
Purchase of Treasury Stock	(460)					(460)

Balance, September 30, 2008	$28,217	$900	$900	$27,753	$183	$(1,519)

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash Flows from Operating Activities:
Net income	$1,163	$1,917
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	292	216
Depreciation and amortization	346	346
Loss on disposal of fixed assets	—	17
Net amortization of securities	34	10
Gain on sale of securities	(64)	—
Loss on restricted equity other than temporary impairment	604	—
Deferred income tax benefit	17	(52)
Income from life insurance investment	(130)	(131)
Net change in:
Accrued income	(208)	(62)
Other assets	(607)	(177)
Accrued expense and other liabilities	(349)	23

Net Cash Provided by Operating Activities	1,098	2,107

Cash Flows from Investing Activities:
Net change in federal funds sold	1,570	(948)
Cash received from the acquisition of branch offices	6,497	—
Net change in interest bearing deposits in banks	(10,423)	(4,900)
Proceeds from sales, calls and maturities of available for sale securities	6,453	6,856
Purchase of securities available for sale	(11,076)	(2.201)
Proceeds from maturity of held to maturity security	—	500
Purchase of restricted investments	—	(614)
Proceeds from redemption of restricted investments	—	167
Net increase in loans	(9,366)	(7,219)
Purchase of bank premises and equipment	(158)	(162)

Net Cash Used in Investing Activities	(16,503)	(8,521)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	7,409	3,522
Time deposits	13,443	6,022
Short-term borrowings	(2,541)	(184)
Curtailments of long-term borrowings	(168)	(1,981)
Purchase of treasury stock	(204)	(460)

Net Cash Provided by Financing Activities	17,939	6,919

Cash and due from banks
Net increase in cash and due from banks	2,534	505
Cash and due from banks, beginning of period	2,562	2,846

Cash and due from banks, end of period	$5,096	$3,351

Continued

Allegheny Bancshares, Inc.
Consolidated Statements of Cash Flows (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$3,258	$3786
Income taxes	$864	$780

Transactions related to acquisition of branches
Increase in assets and liabilities:
Loans	$13,732	—
Bank premises and equipment	$869	—
Other assets (Goodwill)	$1,086	—
Deposits	$22,182	—
Other liabilities	$2
The accompanying notes are an integral part of these statements.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1 ACCOUNTING PRINCIPLES:
The consolidated financial statements include the accounts of Allegheny Bancshares Inc. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in the consolidation.
The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2009, and the results of operations for the periods ended September 30, 2008 and 2009. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2008 Form 10-K included with the annual report to stockholders of Allegheny Bancshares, Inc.
Recent Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).
In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 -Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.
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

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
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
NOTE 2 INVESTMENT SECURITIES:
The amortized costs of investment securities and their approximate fair values are as follows (in thousands of dollars):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2009	Cost	Gains	Losses	Fair Value
Securities available for sale:
Mortgaged backed obligations of federal agencies	$3,714	$85	$—	$3,799
Government sponsored enterprises	8,988	127	—	9,115
Obligations of states and political subdivisions	16,516	642	7	17,151
Corporate obligations	501	23	—	524
Other equities	132	—	—	132

Total	$29,851	$877	$7	$30,721

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2008	Cost	Gains	Losses	Fair Value
Securities available for sale:
Mortgaged backed obligations of federal agencies	$2,905	$34	$4	$2,935
Government sponsored enterprises	6,008	169	—	6,177
Obligations of states and political subdivisions	15,652	396	58	15,991
Corporate obligations	501	—	50	451
Other equities	131	—	—	131

Total	$25,197	$599	$112	$25,685

Consideration is given to current market conditions, historical trends in the individual securities, as well as trends in the overall market. Declines determined to be other than temporary are charged to operations and are shown on the income statement. There were no other-than-temporary impairment charges on investment securities during the first nine months of 2008 or 2009, however there were charges to restricted equity securities, see footnote number 3.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are deemed to be temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous, unrealized loss position at September 30, 2009. The unrealized losses on the Company’s investment securities were caused by various reasons, but the Company feels that no material impairment of value is due to deteriorating financial condition of the issuers. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider this 1 bond investment to be other-than-temporary impaired at September 30, 2009.

	Less than 12 months		12 Months or greater
		Unrealized		Unrealized	Total
	Fair Value	Losses	Fair Value	Losses	Fair Value
Description of Securities:
Mortgaged backed obligations of federal agencies	$—	$—	$—	$—	$—
Government sponsored enterprises	—	—	—	—	—
Obligations of states and political subdivisions	—	—	559	7	559
Corporate obligations	—	—	—	—	—

Total	$—	$—	$559	$7	$559

A maturity schedule of securities in thousands as of September 30, 2009, by contractual maturity is shown below. Actual maturities may differ because borrowers may have the right to call or prepay obligations.

	Amortized
	Cost	Fair Value
Due:
In one year or less	$2,495	$2,530
After one year through five years	20,426	20,898
After five years through ten years	5,388	5,673
After ten years through fifteen years	1,542	1,620

Net Cash Provided by Operating Activities	$29,851	$30,721

For the period ended September 30, 2009, proceeds from sales of securities available for sale amounted to $4,436,390 and gains in the amount of $63,510 were recognized on these sales. No gains or losses were recognized in the same period of 2008.
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

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 4 LOANS RECEIVABLE:
Loans outstanding are summarized as follows (in thousands of dollars):

	September 30,	December 31,
	2009	2008

Real estate loans	$84,680	$72,291
Commercial and industrial loans	78,543	70,680
Loans to individuals, primarily collateralized by autos	13,588	11,779
All other loans	4,502	3,628

Total Loans	181,312	158,378

Less allowance for loan losses	1,524	1,396

Net Loans Receivable	$179,788	$156,982

NOTE 5 ALLOWANCE FOR LOAN LOSSES:
A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Balance, beginning of period	1,396	$1,186
Provision charged to operating expenses	292	216
Recoveries of loans charged off	124	87
Loans charged off	(288)	(148)

Balance, end of period	1,524	$1,341

NOTE 6 LONG TERM DEBT:
The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). The interest rates on all of the notes payable as of September 30, 2009 were fixed at the time of the advance and fixed rates range from 4.14% to 5.57%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 4.87% at September 30, 2009.
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

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 8 FAIR VALUE:
FASB ASC 820-10, Fair Value Measurements, provides a definition of fair value for accounting purposes, establishes a framework for measuring fair value and expands related financial disclosures. This statement does not require any new fair value measurements and was initially effective for the Company beginning January 1, 2008. This statement establishes a hierarchy that prioritizes the use of fair value inputs used in valuation methodologies into the following three levels.
Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.
Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3 — Valuation is based upon significant inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
At September 30, 2009 the Company had no liabilities subject to fair value. The following is a description of valuation methodologies used for assets recorded at fair values.
Investment securities available for sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, when available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities include those traded by dealers or brokers in an active markets such as U.S. Treasury securities, and securities issued by government sponsored entities that are traded by dealers, and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include other equities that do not have an active market.
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
Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is considered impaired an allowance for loan loss is established in accordance with FASB ASC 310-10 Accounting by Creditors for Impairment of a Loan, by utilizing market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). The fair value was determined by the measurement of the fair value of the underlying collateral. Typically the collateral value is determined by applying a discount to an appraisal that was performed at or about the date of the loan. Due to the age of appraisals the changing market conditions of real estate the Company considers its impaired loans to be level 3 assets and are measured on a nonrecurring basis.
Goodwill: The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. Goodwill is one of these assets, and is subject to impairment testing. The goodwill currently recorded on the books was recorded with the purchase of two branch offices in April 2009. Goodwill is considered by the Company to be a level 3 asset.
Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at the lower of carrying value or fair value less estimated holding costs and cost to sell. We believe that the fair value component in its valuation follows the provisions of FASB ASC 820-10. Due to age of some appraisals and changing real estate market conditions, the Company considers it’s OREO to be level 3 assets.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
The following table presents the recorded amount of assets measured at fair value (in thousands of dollars):

	Level 1	Level 2	Level 3	Total

Assets recorded at fair value on a recurring basis:

Investment securities available for sale	$9,115	$21,606	$—	$30,721
Restricted equity securities	—	748	—	748

Total	$9,115	$22,354	$—	$31,469

Assets recorded at fair value on a non recurring basis:

Impaired Loans	$—	$—	$1,914	$1,914
Goodwill	—	—	1,087	1,087
Other real estate owned	—	—	824	824

Total	$—	$—	$3,825	$3,825

NOTE 9 PURCHASE OF TWO BRANCH OFFICES:
On April 17, 2009, the Company’s wholly owned subsidiary, Pendleton Community Bank completed the acquisition of two branch offices from Citizens National Bank (“CNB”). The two offices are in Marlinton, WV and Petersburg, WV. The Agreement can be found by accessing the website of the Securities and Exchange Commission under the filings of Allegheny Bancshares, Inc. and as part of the Current Report on Form 8-K filed on January 20, 2009. The purchase is accounted for under the requirements of FASB ASC 805 and included the real estate and both offices of CNB as well as $13,732,408 loan portfolio and $22,182,383 in deposits. The assets and liabilities were recorded at fair market values.
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
NOTE 10 GOODWILL:
The Company follows FASB ASC 350-20 Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Provisions within this statement discontinue any amortization of goodwill and intangible assets with indefinite lives, and require at least annual impairment review or more often if certain impairment conditions exist. With the purchase of the two CNB branches (see note #9), there was a significant amount of goodwill recorded, and no impairments reported. The goodwill recognized on the purchase of the two branch offices totaled $1,086,732.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
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
The total performance compensation which may be earned by the CEO is between 0% and 11.50% of his base salary. The Company has accrued a liability and incurred a benefit expense of $7,660 for the first nine months of 2009 and $15,750 for the first nine months of 2008.
Supplemental Retirement Agreement: On June 4th, 2008 the Bank entered into a non-qualified Supplemental Retirement Agreement (“SERP”) with the CEO. The SERP provide for the payment of a monthly supplemental executive retirement benefit equal to annual payments of $54,663 for a 15 year period. Such benefit shall be payable for a period of fifteen years, or under certain circumstances, prior to age 65. For each full calendar year the CEO completes with the Bank without separation of service, the CEO shall be credited with 8.33% of this benefit, toward 100% after 12 years. The Company has accrued a liability and incurred a benefit expense of $19,416 for the first nine months of 2009 for this plan, and $17,203 for the same period of 2008.

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
Allowance for Loan Losses and Provision for Loan Losses
The provision for loan losses was $282,000 and $216,000 for the nine month periods ended September 30, 2009 and 2008 respectively. The allowance for loan losses (“ALL”) was $1,524,000 (.84% of loans) at the end of the first nine months of 2009 compared with $1,396,000 (.88% of loans) at December 31, 2008. The percentage decrease in ALL was caused primarily by the purchase of $13,732,408 of loans when the bank purchased two branch offices from Citizens National Bank of Elkins, WV (“CNB”). By following the recently enacted purchase accounting rules for the CNB branch transaction, an allowance for loan losses was not recorded since the loans were recorded at fair value. The Company continues to monitor the loan portfolio for signs of weakness or developing credit problems. Loan loss provision for each period is determined after evaluating the loan portfolio and determining the level of reserves necessary to absorb current charge-offs and maintain the reserve at adequate levels. See Note 5 for the amounts.

The Company monitors the portfolio particularly closely in the current downturn in the economy. Real estate sales are certainly slow in the Company’s market area, but this area has not seen a marked increase in foreclosures or dropping collateral values as has been the case for many areas.. Most of the Company’s market area is fairly rural and the majority of employment in theses areas is not in economically sensitive industries. The Company is not immune to the current economic downturn and it has exposure to the slowing economic situation particularly as it relates to the timber industry, and housing industry as the Company has made real estate development loans to a limited extent within our markets. We have seen, on average, the Company’s past due percentages to be higher in 2009 than previous years, however at September 30, 2009, the past due percentage was not outside the normal expected range based upon our historical percentages. With the slow real estate and commercial environment the Company does realizes there is an increase in credit risk in its loan portfolio and has made adjustments not only to the calculation of the allowance for loan loss, but also has made increases to the amount of the provision for loan losses.
The ALL is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management’s valuation of the ALL is based upon two principals of accounting: 1) FASB ASC 450-20 Accounting for Contingencies and 2) FASB ASC 310-10, Accounting by Creditors for Impairment of a Loan. The Company utilizes both of these accounting standards by first identifying problem loans above a certain threshold and estimating losses based on the underlying collateral values, and second taking the remainder of the loan portfolio and separating the portfolio into pools of loans based on grade of loans as determined by the Company’s internal grading system. We apply loss percentages based upon our historical loss rates, and make adjustments based on economic conditions. The determination of the ALL is subjective and actual losses may be more or less than the amount of the allowance. However management believes that the allowance is a fair estimate of losses that exists in the loan portfolio as of the balance sheet date.
Results of Operations Overview
Net income of $1,163,000 for the first nine months of 2009 represents a decrease of 39.33% compared to the same period a year ago. This represents a $1.34 net income per share as compared to $2.18 income for the same period a year ago. Included in the first nine month’s results for 2009 was an other-than-temporary (“OTTI”) non-cash impairment charge of $604 thousand dollars pre-tax, equivalent to a $559 thousand after tax or $0.64 per share. The impairment charge relates to certain restricted equity securities. On May 1, 2009 the Office of the Comptroller of the Currency closed the company and took control of its assets. This OTTI charge represents the complete write off of the carrying value of the equity securities. Consolidated annualized returns on average equity and average assets for the nine months ended September 30, 2009 were 5.60% and 0.70%, respectively, compared with 9.24% and 1.27% for the same period in 2008. Net interest income had a slight increase from 2008 to 2009, but was more than offset by the combination of the OTTI charge and an increase in non interest expense.
Net Interest Income
The Company’s taxable equivalent net interest income increased by 5.15% for the first nine months of 2009 compared to the same period in 2008. This increase resulted primarily due to the decrease in the interest expense on deposits. Average balance of interest bearing liabilities grew by 13.06% while average balance of total earning assets grew by 9.28%. The Company’s tax equivalent yield on earnings assets for first nine months of 2009 was 4.19% compared to 4.35% for same period in 2008 as the cost of funds decreased by 78 basis points while the yield on earning assets decreased 73 basis points.
As shown in the interest sensitivity analysis in Table II, the Company is in a liability sensitive position, meaning our liabilities mature and reprice faster than our assets in a stable rate environment. In the last two years, the Federal Reserve lowered rates by 450 basis points, and in 2009 the company has seen rates stabilize. This rate decrease has increased the prepayment speeds on assets with investments being called and loans being refinanced. Dropping rates can have a negative effect on interest margins, even for liability sensitive banks since the rates on earning assets can and will typically drop greater than banks can drop the costs of deposits.

Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.
TABLE I
Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a Fully Taxable Equivalent Basis) (Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Average	Income/		Average	Income/
	Balance	Expense	Rates	Balance	Expense	Rates

Interest Income
Loans [1,2]	$170,407	$8,632	6.75%	$151,094	$8,595	7.58%
Federal funds sold	784	—	0.00%	1,334	30	3.00%
Interest bearing deposits	6,349	63	1.32%	6,281	150	3.18%
Investments
Taxable	11,775	309	3.50%	11,588	368	4.23%
Nontaxable [2]	16,184	703	5.78%	17,744	773	5.81%

Total Earning Assets	205,499	9,707	6.30%	188,041	9,916	7.03%

Interest Expense
Demand deposits	24,215	167	0.92%	16,079	124	1.03%
Savings	27,553	63	0.30%	31,341	281	1.20%
Time deposits	113,783	2,807	3.29%	96,773	3,093	4.26%
Short-term borrowings	1,408	2	0.19%	1,670	20	1.60%
Long-term debt	6,175	214	4.62%	7,271	261	4.79%

Total Interest Bearing
Liabilities	$173,134	$3,253	2.51%	$153,134	$3,779	3.29%

Net Interest Margin [1]		6,453			6,137

Net Yield on Interest
Earning Assets			4.19%			4.35%

[1]	Interest on loans includes loan fees.

[2]	An incremental tax rate of 34% was used to calculate the tax equivalent income.
Noninterest Income
Noninterest income decreased to $692,000 for the 9 months ending September 30, 2009, compared to $1,124,000 for the same period in 2008. As discussed in the “Results of Operations Overview” above, this decrease was almost entirely caused by the other-than-temporary-impairment charge on a restricted equity investment of the Company. Other than this impairment charge, noninterest income has increased with an $83,000 increase in overdraft protection fees, $59,000 increase in ATM fee income and a $64,000 gain on sale of available for sale securities.
Noninterest Expenses
Total noninterest expense increased $719,000 or 17.64% for the first nine months of 2009, as compared to 2008. Other expenses increased by approximately $540,000 or 46.59%. The main reasons for this increase include $265,000 increase in FDIC insurance cost partially due to a special $103,000 assessment assessed on June 30th, as well as increased FDIC insurance premiums. In addition to this expense we have incurred $199,000 in conversion expenses associated with acquisition of two branch offices of Citizens National Bank (See Note 8 to the financial statements). New accounting rules enacted at the beginning of 2009 require companies to expense the conversion expenses as compared to the old rule of capitalizing these expenses as business combination costs.

Salaries and benefits increased by 6.70% due to merit increases, and an increase in the number of employees. With the purchase of the two additional branch offices, our number of full time equivalent employees has increased. For the first nine months of 2009 our number of full time equivalent employee average increased by over 7 employees or 10.77% over the same period in 2008.
Income Tax Expense
Income tax expense is 33.50% of pretax income for the first nine months of 2009 compared to 26.24% for the same period in 2008. This tax expense is higher than pre tax income due to the majority of the other-than-temporary-impairment charge not being tax deductible. The loss on the OTTI charge for income tax purposes is considered a capital loss and only deductible to the extent that the Company has capital gains. Currently the Company does not have the expectation that it could realistically generate enough capital gains to fully offset the capital losses that have arisen from the OTTI charges on the restricted stock. To that extent, it must consider excess losses as non tax deductible and not derive any tax benefit from the excess capital losses over realistically expected capital gains. It appears that $484,000 of the OTTI charge will not be tax deductible as of September 30, 2009.
Loans and Provision for Loan Loss
Total loans were $181,313,000 at September 30, 2009, compared to $156,982,000 at December 31, 2008, representing a 15.50% increase. This growth in the loan portfolio came primarily from purchase of loans from the two branch offices, which added $13,732,000 to our loan portfolio but also included $10,599,000 of growth in our branch offices. A schedule of loans by type is shown in Note 3 to the financial statements. Approximately 86% of the loan portfolio is secured by real estate at September 30, 2009. The loans purchased as part of the branch acquisition are recorded at fair market value, which includes a credit discount for expected losses existing in the portfolio, but also includes a premium for favorable interest rates included in the portfolio, compared to current market rates. This is required under the new accounting rules and as such an increase in the allowance for loan loss for loans purchased on the date of purchase is not allowed.
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
The following table summarizes the Company’s nonperforming loans at September 30, 2009 and December 31, 2008 (in thousands of dollars):

	September 30,	December 31,
	2009	2008
Nonaccrual loans	$255	$659
Restructured loans	134	139
Loans delinquent 90 days or more	1,285	1,034

Total Nonperforming Loans	$1,674	1,832

Deposits
The Company’s primary funding source is deposits from individuals, businesses and government entities located within it’s trade area. The Company’s deposits increased $43,034,000 or 25.73% during the first nine months of 2009. Of this increase, $22,182,000, was assumed in connection with the purchase of the acquisition of the two branch offices, but in addition $20,852,000 of increase in deposits came from our branch operations. A schedule of deposits by type is shown in the balance sheets. The primary reason for this increase was the increase in certificates of deposits (CDs). Much of this deposit growth it is believed to be due to a “flight to quality” as customers seek safe investments due to recent turmoil in the equity markets. Time deposits of $100,000 or more were 19.75% and 16.87% of total deposits at September 30, 2009 and December 31, 2008, respectively.
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
Capital
The Company continues to maintain a strong capital position to support future growth. Capital as a percentage of total assets was 11.49% at September 30, 2009 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.
Uncertainties and Trends
Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.
Liquidity and Interest Sensitivity
Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At September 30, 2009, the Company had liquid assets of approximately $5.096 million in the form of cash and due from banks. Management believes that the Company’s liquid assets are adequate at September 30, 2009. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $92.4 million.
At September 30, 2009, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 32.89% for the one year repricing period. This rate reflects a very conservative estimate since we show an immediate runoff of accounts without a specific maturity date, and does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is -17.90%. This indicates that the Company is liability sensitive. But this negative gap ratio is within guidelines set by the Company and the Company expects interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company’s interest rate risk and has decided that the current position is an acceptable risk for a community bank operating in a rural environment. Table II shows the Company’s interest sensitivity.

TABLE II
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
September 30, 2009
(In Thousands of Dollars)

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total
Uses of Funds:

Loans	$22,975	$24,770	$54,651	$78,916		$181,312
Interest bearing deposits	12,854	1,687	519			15,060
Investment securities	662	1,560	18,881	9,618		30,721
Restricted Investments				748		748

Total	36,491	28,017	74,051	89,282		227,841

Sources of Funds:

Deposits:
Interest bearing demand	31,896					31,896
Savings	27,054					27,054
Time deposits over $100,000	7,195	18,088	12,446	3,797		41,526
Other time deposits	16,801	36,145	24,054	6,855		83,855
Short-term borrowings	1,028					1,028
Long-term debt	1,057	176	1,628	2,891		5,752

Total	$85,031	$54,409	$38,128	$13,543		$191,111

Discrete Gap	$(48,540)	$(26,392)	$35,923	$75,739	$

Cumulative Gap	$(48,540)	$(74,932)	$(39,009)	$36,730	$

Ratio of Cumulative Gap	-21.30%	-32.89%	-17.12%	16.12%
To Total Earning Assets
Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at September 30, 2009. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate, such as the majority of our residential loan portfolio, that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float. In the current rate environment, this has the effect of causing the table II to model our adjustable rate loans as fixed rate loans. However in a rising interest rate environment when these loans would be repriced at rates above the contractual floor, and are once again free to float, many of our loans would move from the over 5 year timeframe to a more current timeframe.

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
During the 9-month period ending September 30, 2009, the Company purchased some of the Company’s stock to be held as treasury stock. This was not part of publicly announced plan. The details of the transaction were as follows:

	Total Number Of	Average Price
Date	Shares Purchased	Per Share

March 03, 2009	500	$60.00
March 11, 2009	500	$60.00
June 11, 2009	224	$65.00
September 23, 2009	2,690	$60.00

Item 3.	Defaults Upon Senior Securities — Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders — Not Applicable

Item 5.	Other Information — Not Applicable

Item 6.	Exhibits
The following Exhibits are filed as part of this Form 10-Q

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 30, 2003.

No.	Description	Exhibit Number

3.1	Articles of Incorporation — Allegheny Bancshares, Inc.	E2
The following exhibit is incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-K filed March 31, 2006.

No.	Description	Exhibit Number

3.3	Bylaws of Allegheny Bancshares, Inc.	3.3

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
Date: November 5, 2009