Form 10-K
period 2009-12-31
ALLEGHENY BANCSHARES INC
filed 2010-03-25
CIK 1213662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
Commission File No. 000-50151
Allegheny Bancshares, Inc.
(Name of Registrant in Its Charter)

West Virginia	22-3888163

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 North Main Street,	26807-0487
P. O. Box 487, Franklin, West Virginia	(Zip Code)
(Address of principal executive office)
Registrant’s telephone number: (304) 358-2311
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock — $1.00 Par Value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer,” “accelerated filer” and smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009 the aggregate market value of the voting stock held by non-affiliates was $56,582,435, based on the last reported sales prices of $65.00 per share and 870,499 shares of voting stock held by non-affiliates of the registrant on that date.
The number of shares outstanding of the registrant’s common stock was 867,459 as of March 21, 2010.
DOCUMENTS INCORPORATED BY REFERENCE:
Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2010 (the “Proxy Statement”)
LOCATION OF EXHIBIT INDEX

The index of exhibits is contained in Part IV herein on page 42.

PART I

Item 1.	Business
General
Allegheny Bancshares, Inc. (the “Company” or “we”), incorporated under the laws of West Virginia in 2003, is a one-bank holding company subject to the provisions of the Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding stock of its subsidiary bank, Pendleton Community Bank (“Bank”). The Bank, headquartered in Franklin, West Virginia, was incorporated under the laws of West Virginia on March 9, 1925 and operates as a state chartered bank. The Bank is engaged in the general commercial banking business offering a full range of banking services focused primarily towards serving individuals, small businesses, the agricultural industry, and the professional community. The Bank strives to serve the banking needs of its customers while developing personal, hometown relationships.
Location and Market Area
The Bank’s primary trade area includes the West Virginia localities of Pendleton, Grant, Hardy and Pocahontas counties including the towns of Franklin, Marlinton, Moorefield, and Petersburg. In addition, the Bank has an office in Rockingham County, Virginia just outside the City of Harrisonburg. The Bank’s secondary trade area includes the neighboring counties of each respective office, including counties in West Virginia and Virginia. The Bank’s business locations include their main office and operations center located in Franklin, West Virginia, a full service branch in Moorefield opened in July 1999, a full service branch in Marlinton, West Virginia opened in November 2001, the office near Harrisonburg, Virginia which opened in July of 2006, and an office in Petersburg, West Virginia opened in April of 2009.
Banking Services
The Bank is a normal full service commercial bank and as such offers services that would be normally expected. The Bank accepts deposits, makes consumer and commercial loans, issues drafts, provides internet access to customer accounts, offers drive through banking and provides automated teller machines. The Bank’s deposits are insured under the Federal Deposit Insurance Act to the limits provided thereunder.
Loans
The Bank offers a full range of short-to-medium term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of equipment and machinery. Consumer loans may include secured and unsecured loans for financing automobiles, mobile homes, home purchases and improvements, education and personal investments. Consumer loans also includes checking account balances that were overdrawn at year end as this represents a balance that is payable to the Bank. At year end 2009 this balance over overdrawn checking accounts that were classified as loans totaled $130,300 as compared with $440,597 at year end 2008.
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
The Bank’s lending activities are subject to a variety of lending limits imposed by state law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower’s relationship to the Bank), in general, the Bank is subject to a loan-to-one borrower limit of an amount equal to 15% of the Bank’s capital and surplus in the case of loans which are not fully secured by readily marketable or other permissible types of collateral. The Bank voluntarily may choose to impose a policy limit on loans to a single borrower that is less than the legal lending limit. The Bank may establish relationships with correspondent banks to participate in loans when loan amounts exceed the Bank’s legal lending limits or internal lending policies.

Deposits
The Bank offers a full range of deposit products including checking, money market, savings accounts, certificates of deposits, and individual retirement accounts. The deposit accounts are insured under the Federal Deposit Insurance Act to the limits provided there under.
Other bank services include safe deposit boxes, issuance of cashier’s checks, credit life insurance, direct deposit of payroll and social security checks, automatic drafts for various accounts, telephone banking, online banking, cash management, remote deposit capture, and bill pay.
Employees
As of December 31, 2009, the Bank had 71 full-time employees and 85 total employees. None of the Company’s employees is represented by a union. No one employee devotes full time service to Allegheny Bancshares, Inc.
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
Many factors could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include the factors as set forth in the “Risk Factors” Item 1A. as well as the following:
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

Item 1B.	Unresolved Staff Comments — None

Item 2.	Description of Property
The main office of the Bank is located at 300 North Main Street, Franklin, West Virginia and is owned by the Bank. In addition to the main office the Bank owns and operates full service financial centers in the communities of Moorefield, Marlinton and Petersburg, West Virginia, and in Harrisonburg, Virginia.

Item 3.	Legal Proceedings
Management is not aware of any pending or threatened litigation in which the Bank may be involved as a defendant. In the normal course of business, the Bank periodically must initiate suits against borrowers as a final course of action in collecting past due loans.

Item 4.	Submission of Matters to a Vote of Security Holders
Allegheny Bancshares has not submitted any matters to the vote of security holders for the quarter ending December 31, 2009.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Company’s common stock is currently not traded on any established market; however, the Company is frequently informed of the sales price at which common shares are exchanged. Other transactions may have occurred which were not reported to the Company. The Company acts as its own transfer agent.
The amount of dividends payable by the Company depends upon its earnings and capital position, and is limited by the federal and state law, regulations and policy. A West Virginia state bank cannot pay dividends (without the consent of banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. The dividend limit as of January 1, 2010 is included in Note 14 to the financial statements.
Annual dividends were declared as of December 31, 2009 and 2008 in the amount of $1.50 and $1.45 per share, respectively.
Stockholders
As of December 31, 2009, there were 735 shareholders of record. This amount includes all shareholders, whether individually or held by a brokerage firm or custodian in street name.
The high and low trade prices of the Company’s common stock reported to management were as follows:

	2009		2008
Year	High	Low	High	Low

1st quarter	$65.00	$60.00	$65.00	$60.00
2nd quarter	65.00	65.00	67.00	60.00
3rd quarter	70.00	60.00	67.15	60.00
4th quarter	70.00	60.00	65.00	58.50
Purchases of Securities During Last Quarter of 2009

	Total No. of
	Shares	Avg. Price
	Purchased	Paid Per Shares

10/1/09 – 10/31/09	0	$ N/A
11/1/09 – 11/30/09	100	65
12/1/09 – 12/31/09	250	60
Allegheny has not initiated any plans to repurchase its stock, however from time to time as the opportunity presents itself, the Company, as shown above, has repurchased shares.

Item 6.	Selected Financial Data

	Years ended December 31,
	2009	2008	2007	2006	2005
PROFITABILITY RATIOS
Return on Average Assets	0.81%	$1.02%	1.32%	1.34%	1.46%
Return on Average Equity	6.54%	7.48%	9.34%	9.15%	9.77%

PER COMMON SHARE
Net Income	$2.13	$2.35	$2.80	$2.65	$2.73
Cash Dividends Declared	1.50	1.45	1.40	1.30	1.20
Book Value	31.83	31.17	30.35	28.87	27.77
Last Reported Market Price	60.00	65.00	58.50	57.00	57.00
Dividend Payout Ratio	70.42%	61.70%	49.84%	49.06%	43.92%

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations
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
Allowance for Loan Losses and Provision for Loan Losses
The allowance for loan losses is an estimate of the losses in the current loan portfolio. The allowance is based on two principles of accounting: (i) FASB ASC-450-20, Accounting for Contingencies which requires that losses be accrued when they are probable of occurring and estimatable and (ii) FASB ASC 310-10, Accounting by Creditors for Impairment of a Loan, which requires that loans be identified which have characteristics of impairment (e.g. the collateral, present value of cash flows or observable market values are less than the loan balance).
The Bank utilizes both of these accounting standards by first identifying problem loans above a certain threshold in accordance with FASB ASC 310-10, Accounting by Creditors for Impairment of a Loan and estimating losses based on the underlying collateral values. The collateral values are based upon appraisals and are discounted for selling expenses and market conditions. This detailed review identifies each applicable loan for specific impairment and a specific allocation for that impaired amount is used in the calculation.
Second taking the remainder of the loan portfolio and in accordance with FASB ASC-450-20, Accounting for Contingencies, the Company separates the portfolio into pools of loans based on grade of loans as determined by the Company’s internal grading system. Through internal loan review the bank classifies loans into categories and assigns a risk rating based upon an 8 point grading scale. Within these categories, Real Estate, Consumer, and Commercial Loans are assigned a specific loss rate based on historical losses and management’s estimation of potential loss. The Bank applies loss percentages based upon its historical loss rates. The Bank first looks at both the three year and five year average of net loan loss as a percentage of average loans in each category of loan pools, and then take the higher of these two loss rates as a base for the lower end of the loan loss range. The Bank also looks at the highest loss percentage for each of the five previous years, and uses this as a base for the high end of the loan loss range. These percentages are applied to the loan pools as well as the available credit lines.
The high end and the low end of the loss ranges are then adjusted based upon certain economic factors, such as: trends in delinquencies, trends in charge-offs, trends in loan volumes and terms, changes in risk selection, lending staff experience, national and local economic trends and finally industry trends of the industries that are most prevalent in our market area.
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

Goodwill and Intangibles
The Company follows FASB ASC 350-20 Goodwill and Other Intangible Assets which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Provisions within this statement discontinue any amortization of goodwill, and require at least annual impairment review or more often if certain impairment conditions exist. With the purchase of the two bank branches in 2009, there was a significant amount of goodwill recorded, and no impairments reported. The goodwill recognized on the purchase of the two branch offices totaled $1,086,732. In addition with this purchase the Company acquired core deposit intangibles, these intangibles are amortized over the expected life of the various deposit accounts.
Securities Impairment
The Company evaluates each of its investments in securities, debt and equity, to determine if the losses on securities is “other than temporary”. The Company evaluates each security in a loss position to determine whether a decline in value below original cost is other than temporary. Consideration is given to (1) the length of time and the extent to which the fair value has been less than the cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and the ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery of fair value. Declines determined to be other than temporary are charged to operations. Such charges were $603,515 in 2009 and $804,600 for 2008.
Overview of 2009
Net income of the Company decreased 10.01% from 2008 to 2009 and earnings per share decreased 9.36% from $2.35 to $2.13. Earnings per share decreased less as a percentage than net income due to lower number of shares outstanding. With good increases in net interest income and non interest income, income before income taxes actually increased this year, however due to a large increase in income tax expense net income dropped. The increase in income taxes was due to the Company’s inability to deduct certain losses in 2009 for income tax purposes. An increase in non interest expenses, an increase in the provision for loan loss, and the increase in income tax expense were the primary factors in the decrease in net income.
The Company’s balance sheet continued to grow in 2009 as assets increased by $38,157,000 or 18.64% mainly caused by the purchase of two branch offices of another bank in the towns of Marlinton and Petersburg, West Virginia in April of 2009. The purchase of these two offices, including their respective real estate, loans and deposits, increased total assets of the Bank by $22,184,000.
Net Interest Income
The primary source of the Company’s earnings is net interest income, the difference between income on earning assets and the cost of funds supporting those assets. Significant categories of earning assets are loans and securities, while deposits represent the major portion of interest-bearing liabilities.
Net Interest Income for 2009 was $8,486,321 which represents a $742,263 increase from 2008, or 9.58%. Average loans expressed as a percentage of total earning assets increased to 82.55% from 80.70% in 2008. Tax equivalent income on earning assets increased by $25,000, but this was boosted by a $301,000 increase in loan income. The real boost to the Company’s net interest income comes from the reduction of cost of interest bearing liabilities. The company saw significant decreases in cost of deposits and short term borrowings. Cost of interest bearing liabilities dropped by $650,000 from 2008.
For purposes of the following discussion, comparison of net interest income is done on a tax equivalent basis, which provides a common basis for comparing yields on earning assets exempt from federal income taxes to those which are fully taxable. Table 1 shows the various tax equivalent yields and average balances of earning assets and interest bearing liabilities. The Company’s taxable equivalent net interest margin increased 0.73% in 2009 compared to 2008, due primarily to growth in earning assets. The Company’s net yield on interest earning assets for 2009 was 4.23% compared to 4.35% for 2008 as the yield on earning assets decreased by 69 basis points while the cost of funds decreased by 80 basis points. Net interest income increased in 2009 over 2008, however this increase was due to the increase in the balances of earning assets and not the increase in net yield on interest earning assets.

Net interest income was under pressure from low interest rates. During the majority of 2009, the U.S. economy saw unusually low U.S. Treasury bond rates, in which a large portion of the Company’s real estate loans are tied. In addition a large portion of the commercial loans are tied to prime rate, which during 2009, was at historically low levels. The Company also saw low long term rates. Typically banks earn money since they are investing longer term but utilizing short term deposits to fund the loans. With long term rates being low the Company’s interest margin shrank in 2009. However the growth in the Bank’s volume of loans and deposits increased the net interest income.
Noninterest Income
Noninterest income consists of all revenues which are not included in interest and fee income related to earning assets. Exclusive of impairment charge on a security, noninterest income increased 15.77% during 2009 as compared to 2008. The majority of this increase is due to increase in service charge income. Increase of $128,051 in overdraft fees also helped noninterest income in 2009, as well as an $80,788 increase in ATM fees. Noninterest income for 2009 and 2008 included an impairment charge of an equity interest in Silverton Financial Services, Inc. (SFSI). SFSI was the parent company of the Subsidiary’s correspondent account. In 2008 the Company determined that the losses that SFSI generated during 2008 were unlikely to be recouped in the near future, and as such the market value of the investment was determined to be other than temporarily impaired in accordance with SFAS 115, and the investment was decreased by $804,600. On May 1st, 2009 the Office of the Comptroller of the Currency closed SFSI and the Company’s investment at that point became totally worthless, and the remaining $603,515 was charged to earnings. With regard to overdraft fees, The Federal Reserve has new rules that take affect on July 1st 2010, which may negatively affect the Bank’s overdraft fee income. The new rules are still being studied and as such it is unclear the extent of the decrease in noninterest income.
Noninterest Expenses
Noninterest expenses increased $802,445 in 2009 compared to 2008. This significant increase was due primarily to three factors. One of the primary causes for this increase was due to FDIC insurance premiums for 2009 which were $304,424 over 2008 premiums, partially due to a special “one time” premium of $102,000 to help boost the FDIC insurance reserve. Also conversion costs incurred with the acquisition of two branch offices, totaled $201,427. The acquisition of the two branch offices also caused an increase in personnel and as such, salaries and benefits increased by $203,116 over 2008. The average number of full time equivalent (FTE) employees increased from 65 for 2008, to 73 for 2009. For 2010 going forward FDIC insurance premiums are projected to remain high, and there is certainly the possibility of additional special premiums in 2010 and in future years, that could continue to impact the earning of the Company.
Income Tax Expense
Income tax expense equaled 32.90% and 23.76% of income before income taxes for the years ended December, 31 2009 and 2008, respectively. This large increase in income tax expense was due to the inability of the Company to deduct the full loss of the equity interest that became worthless in 2009. Tax laws do not allow capital losses to offset ordinary income. The Company could not identify potential capital gains to offset the entire capital losses incurred in 2008 and 2009 on this equity interest.
Securities
Securities have increased during 2009 as a result of increased liquidity. Deposits grew by $41,599,000 and Loans grew by $26,276,000. This growth in deposits provided cash for purchase of securities. The Company recognizes this tremendous deposit growth to be partially attributable to the “flight to quality” as customers seek safety more than returns, and as such the Company understands that a portion of this deposit growth is expected to be withdrawn once the customers feel confident in the various financial markets. As such, the investment security portfolio is becoming more a liquidity tool, and security for public deposits than a tool to maximize profits. Schedules of securities by type and maturity are shown in Note 3 to the financial statements.

Loans
Total loans increased 16.59% during 2009 to $184,654,511. Loan growth in 2009 occurred primarily due to the purchase of the loan portfolios of the two branch offices that the Company purchased in 2009. Loans purchased totaled $13,732,408. These loans were primarily Consumer loans secured by real estate. Normal “organic” loan growth in 2009 totaled $12,543,998, and the majority of these loans were in the commercial loan portfolio and the residential land portfolio. The commercial loans are typically secured by real estate. A schedule of loans by type is shown in Note 5 of the financial statements. Approximately 86% of the loan portfolio is secured by real estate at December 31, 2009.
Loan Portfolio Risk Factors
Nonperfoming loans include nonaccrual loans, loans over 90 days past due and restructured loans. Nonaccrual loans are loans in which interest accruals have been discontinued. Loans are placed in a nonaccrual status when management has information that indicates that principal or interest may not be collectable. Restructured loans are loans for which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties. The Company has a substantial amount of loans in the loan portfolio related to agribusinesses; see Note 5 of the financial statements for additional details. The following table shows a sizeable increase in loans delinquent over 90 days. Over half of this increase is due to one borrower, and this particular loan relationship has not had interest discontinued due to the abundance of collateral which includes assets originally pledged as well as additional assets offered as collateral.
The following table summarizes the Company’s nonperforming loans (in thousands of dollars):

	Years ended December 31,
	2009	2008	2007	2006	2005
Nonaccrual Loans	$104	$659	$9	$104	$155
Restructured Loans	133	139	143	24	26
Loans Delinquent 90 days	5,290	1,034	969	206	646

Total nonperforming loans	5,527	$1,832	$1,121	$334	$827

Credit Quality Ratios
Allowance for Loan Losses to Loans	0.97%	0.88%	0.80%	0.93%	0.93%
Nonperforming Loans to Total Assets	2.28%	0.89%	0.58%	0.18%	0.48%
Net Charge-offs to Average Loans	0.13%	0.06%	0.19%	0.06%	0.15%
Loan Losses and Allowance for Loan Losses
The allowance for loan losses (“ALL”) was $1,790,402 at the end of 2009 compared with $1,396,074 at the end of 2008. The ALL increase was due to increase in loan loss provision in 2009. The provision for loan losses was $616,649 and $297,140 for the calendar years 2009 and 2008 respectively. Loan loss provision was increased due to a declining economic outlook and increase in delinquencies during 2009. Net charge offs increased from $86,891 in 2008 to $222,321 in 2009. See Table IV for a summary of the activity in the allowance for loan losses. In addition our purchase of $13,732,408 of loans in April caused a need for an increase in the provision. This purchase of loans from two branch offices was made under an agreement that allowed time for the Bank to review the loans and decline any of the loans the Bank did not wish to buy. Therefore the Company believes the quality of loans purchased did not negatively affect the overall loan portfolio of the Bank.
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

Deposits
The Company’s primary source of funding is from local customer deposits. The company offers standard bank deposit products to local individuals and businesses. The Company’s deposits increased $41,599,051 or 24.87% during 2009 and $10,127,508 or 6.45% during 2008. $22,083,021 of this deposit growth was purchased along with the branch acquisition The company believes that a large portion of this deposit increase during 2009 was due to “flight to quality” issues as customers sought safe places to invest their money. With this belief it also feels that a portion of this large deposit growth could be withdrawn from the Bank as financial uncertainty decreases. This could cause an increase in competition for deposits and as such, an increase in cost of deposits. A schedule of deposits by type is shown in the balance sheets. Time deposits of $100,000 or more were 20.42% and 16.87% of total deposits at December 31, 2009 and 2008 respectively.
Long-Term Debt
The Company has from time to time borrowed long term debt from the Federal Home Loan Bank in order to fund long-term, fixed rate loan products to qualifying customers. The Company made principal payments of $1,225,085 and $2,597,224 in 2009 and 2008, respectively. The following table shows the long-term FHLB debt as of December 31, 2009.

	(Dollars in Thousands)
	Interest	Loan	Term of	Current
Loan Date	Rate	Amount	Loan	Balance
June 8, 2005	4.58%	$1,000	20 years	$847
July 11, 2005	4.77%	$1,000	20 years	$853
March 22, 2006	5.40%	$500	15 years	$410
March 22, 2006	5.31%	$500	5 years	$138
July 11, 2007	5.57%	$750	20 years	$697
July 11, 2007	5.61%	$750	20 years	$750
December 17, 2007	4.22%	$1,000	3 years	$1,000

Total FHLB Debt at December 31, 2009				$4,695

Maturity schedule and other information on this debt can be found in Note 12 to the financial statements.
Capital
Capital as a percentage of total assets was 11.37% at December 31, 2009 and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory guidelines.
Uncertainties and Trends
While management is well aware of the deteriorating economic environment globally, the Company feels at this point it will be able to withstand a deepening recession thanks to strong capital ratios and consistent and conservative lending practices over the years. The Company does realize that this recession will affect its customers, and that earnings will probably be under pressure at least in the next two years. To what length and extent, it is unsure, but the Company feels they have the liquidity and capital to withstand the current and future economic challenges.
Liquidity and Interest Sensitivity
The Company’s net income is primarily dependent upon net interest income. Swings in interest rates up an down may lead to volatility in net interest income as there exists mismatches in the maturities and repricing of the Bank’s earning assets and interest bearing liabilities. Primarily bank’s have earned money by borrowing money with short maturities (through deposits), and investing in longer term assets (loans and securitities). The company over the years have minimized the interest rate risk by utilizing longer term debt to offset some longer term fixed rate loans when made, and tied more loans to floating rates. Periodic measurements are made on the Company’s interest rate sensitivity based on the current interest rate environment and economic forecasts.
At December 31, 2009, the Company had liquid assets of approximately $3.8 million in the form of cash and due from banks. In addition the Company is holding an additional $3.1 million in interest bearing deposits available immediately, and $3.7 million in interest bearing deposits due within one year. Management believes that the Company’s liquid assets are adequate at December 31, 2009. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds under established lines of credit of $15.4 million.

The Company has relied on local deposits to fund loan growth in the past. And the Company plans are to continue this. In 2009 deposit growth far outpaced loan growth in normal organic growth as well as our purchase of the two branch offices, which resulted in a larger balance of deposits being acquired than loans. This has allowed the bank to remain liquid during the past year of financial uncertainty.
TABLE I
Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a fully tax equivalent basis)
(In Thousands)

	2009			2008			2007
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest Income
Loans [1,2]	$173,394	$11,662	6,73%	$152,367	$11,361	7.46%	$139,365	$11,665	8.37%
Fed Funds Sold	586	0	0%	1,210	33	2.73%	2,755	139	5.05%
Int. Bearing Deposits	7,477	91	1.22%	6,167	189	3.06%	293	15	5.12%

Investments
Taxable	12,418	417	3.36%	11,754	492	4.19%	16,189	778	4.81%
Nontaxable [2]	16,168	936	5.79%	17,338	1,006	5.80%	18,390	1,082	5.88%

Total Earning Assets	$210,043	$13,106	6.24%	188,836	$13,081	6.93%	$176,992	$13,679	7.73%

Interest Expense
Demand deposits	$25,866	$238	0.92%	$16,832	$173	1.03%	$15,691	$259	1.65%
Savings	27,426	79	0.29%	30,646	325	1.06%	33,340	861	2.58%
Time deposits	116,829	3,613	3.09%	97,173	4,007	4.12%	84,524	3,896	4.61%
Short-term borrowings	1,322	2	0.15%	1,783	23	1.29%	2,399	108	4.50%
Long-term debt	6,022	282	4.68%	7,090	336	4.74%	6,111	270	4.41%

Total interest bearing deposits	$177,465	4,214	2.37%	$153,524	4,864	3.17%	$142,065	5,394	3.80%

Net interest earnings		$8,892			$8,217			$8,285

Net yield on interest earning assets			4.23%			4.35%			4.68%

[1]	Interest on loans includes loan fees.

[2]	An incremental tax rate of 34% was used to calculate the tax equivalent income.
Average noninterest bearing deposits for 2009, 2008 and 2007 were $22,741, $19,991 and $17,676 respectively.

TABLE II
Allegheny Bancshares, Inc.
Effect of Rate-Volume Change on Net Interest Income
(On a fully tax equivalent basis)
(In Thousands)

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income
Loans	$1,569	$(1,268)	$301	$1,088	$(1,392)	$(304)
Federal funds sold	(17)	(16)	(33)	(78)	(28)	(106)
Interest bearing deposits in banks	40	(138)	(98)	301	(127)	174
Investments
Taxable	28	(103)	(75)	(213)	(73)	(286)
Nontaxable	(68)	(2)	(70)	(62)	(14)	(76)

Total Earning Assets	$1,552	(1,527)	25	$1,036	(1,634)	(598)

Interest Expense
Demand deposits	$93	$(28)	$65	$19	(105)	(86)
Savings	(34)	(212)	(246)	(70)	(466)	(536)
Time deposits	810	(1,204)	(394)	583	(472)	111
Short-term borrowings	(6)	(15)	(21)	(28)	(57)	(85)
Long-term borrowings	(51)	(3)	(54)	43	23	66

Total interest bearing liabilities	812	(1,462)	(650)	547	(1,077)	(530)

Net Interest Income	$740	$(65)	$675	$489	(557)	(68)

NOTE:	Volume changes have been determined by multiplying the prior years’ average rate by the change in balances outstanding. The rate change is the difference between the total change and the volume.

TABLE III
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
(In Thousands)
December 31, 2009

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total
Uses of Funds:

Loans	$17,435	$29,088	$51,119	$87,013		$184,655
Interest bearing deposits	3,563	3,214	1,473			8.250
Investment securities	886	1,701	19,374	9,377		31,338
Restricted Investments				748		748

Total Earning Assets	21,884	34,003	71,966	97,138		224,991

Sources of Funds:

Interest bearing demand deposits	28,005					28,005
Savings deposits	27,282					27,282
Time deposits over $100,000	6,890	18,487	13,050	4,218		42,645
Other time deposits	17,465	35,368	24,885	6,499		84,217
Short-term borrowings	931	—	—	—		931
Long-term debt	58	1,179	607	2,851		4,695

Total Interest Bearing Liabilities	$80,631	$55,034	$38,542	$13,568		$187,775

Discrete Gap	$(58,747)	$(21,031)	$33,424	$83,570		$37,216

Cumulative Gap	$(58,747)	$(79,778)	$(46,354)	$37,216	$

Ratio of Cumulative Gap
To Total Earning Assets	-26.11%	-35.46%	-20.60%	16.54%		16.54%

Rate Risk:

Loans with predetermined rates	$6,088	$16,337	$35,482	$84,745		$142,652

Loans with variable/adjusted rates	$11,678	$14,292	$15,680	$353		$42,003
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

TABLE IV
Allegheny Bancshares, Inc.
Loan Loss Allowance Activity
(In Thousands)

	2009	2008	2007	2006	2005

Balance at beginning of period	$1,396	$1,186	$1,258	$1,172	$1,094
Provision charged to expenses	617	297	187	162	219
Loan losses:
Commercial	128	39	142	0	17
Installment	230	155	198	166	138
Real estate	10	0	9	3	2

Total loan losses	368	194	349	169	157

Recoveries:
Commercial	40	2	2	3	1
Installment	105	105	86	90	15
Real estate	0	0	2	0	0

Total recoveries	145	107	90	93	16

Net loan losses	223	87	259	76	141

Balance at end of period	$1,790	$1,396	$1,186	$1,258	$1,172

Allowance for loan losses as a percentage of loans	.97%	.88%	.80%	.93%	.93%

Net loan losses to loans outstanding	.13%	.06%	.19%	.06%	.11%
Analysis of Ending Balance (In Thousands)

	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial	$958	48%	$443	46%	$340	47%	$641	47%	$401	45%
Consumer	503	7%	710	8%	584	8%	143	8%	121	9%
Real estate	136	45%	243	46%	262	45%	472	45%	610	46%
Unallocated	193	%	—	%	—		2		40

Total	$1,790	100%	$1,396	100%	$1,186	100%	$1,258	100%	$1,172	100%

TABLE V
Allegheny Bancshares, Inc.
Time Deposit Maturities — Over $100,000
(In Thousands)

	2009	2008
Maturity
Three months or less	$6,890	$5,876
Over three to twelve months	18,487	12,325
Over one to three years	13,050	8,064
Over three years	4,218	1,946

Total	$42,645	$28,211

Item 8.	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Board of Directors
Allegheny Bancshares, Inc.
Franklin, West Virginia
We have audited the consolidated balance sheets of Allegheny Bancshares, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allegheny Bancshares, Inc. and subsidiary at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assertion about the effectiveness of Allegheny Bancshares, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2009 included in the Form 10-K and, accordingly, we do not express an opinion thereon.
Galax, Virginia
March 25, 2010

ALLEGHENY BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS
Cash and due from banks	$3,809,923	$2,561,712
Federal funds sold	0	1,570,000
Cash and Cash Equivalents	3,809,923	4,131,712

Interest bearing deposits in banks	8,249,507	4,637,165
Investment securities available for sale	31,337,948	25,684,622
Restricted equity securities	747,700	1,351,215
Loans receivable, net of allowance for loan losses of $1,790,402 in 2009 and $1,396,074 in 2008	182,864,109	156,982,030
Bank premises and equipment, net	6,958,318	6,249,434
Interest receivable	1,436,269	1,276,128
Goodwill	1,086,732	0
Bank owned life insurance	3,866,589	3,692,887
Other assets	2,529,646	725,025

Total Assets	$242,886,741	$204,730,218

LIABILITIES
Deposits
Noninterest bearing	$26,689,067	$20,197,041
Interest bearing
Demand	28,005,239	18,984,791
Savings	27,282,339	28,566,952
Time deposits over $100,000	42,644,586	28,211,057
Other time deposits	84,217,375	71,279,714

Total Deposits	208,838,606	167,239,555

Treasury tax and loan deposit note	74,111	352,692
Securities sold under agreements to repurchase	856,953	1,466,228
Accrued expenses and other liabilities	813,830	841,742
Short-term debt	0	1,750,000
Long-term debt	4,694,956	5,920,041

Total Liabilities	215,278,456	177,570,258

STOCKHOLDERS’ EQUITY
Common stock; $1 par value, 2,000,000 shares Authorized, 900,000 issued	900,000	900,000
Additional paid in capital	900,000	900,000
Retained earnings	27,181,635	26,630,674
Accumulated other comprehensive income	443,517	320,543
Treasury stock (at cost, 32,191 shares in 2009 and 28,767 shares in 2008)	(1,816,867)	(1,591,257)

Total Stockholders’ Equity	27,608,285	27,159,960

Total Liabilities and Stockholders’ Equity	$242,886,741	$204,730,218

The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, AND 2008

	2009	2008
Interest Income:
Loans, including	$11,566,523	$11,231,103
Federal funds sold	21	32,812
Interest bearing deposits in banks	90,703	188,559
Investment securities — taxable	425,445	491,251
Investment securities — nontaxable	617,560	664,259

Total Interest Income	12,700,252	12,607,984

Interest Expense:
Interest on deposits	3,930,065	4,504,926
Interest on borrowed money	283,866	359,000

Total Interest Expense	4,213,931	4,863,926

Net Interest Income	8,486,321	7,744,058

Provision for loan losses	616,649	297,140

Net Interest Income After Provision for Loan Losses	7,869,672	7,446,918

Noninterest Income:
Service charges, fees and commissions	1,003,302	871,900
Restricted equity security impairment	(603,515)	(804,600)
Increase in cash value of bank owned life insurance	173,702	174,501
Other income	579,378	470,720

Total Noninterest Income	1,152,867	712,521

Noninterest Expense:
Salaries and benefits	3,051,901	2,848,785
Occupancy expenses	418,292	400,639
Equipment expenses	636,444	610,226
Director’s fees	186,840	196,650
Other expenses	1,968,321	1,403,053

Total Noninterest Expenses	6,261,798	5,459,353

Income before Income Taxes	2,760,741	2,700,086

Income Tax Expense	908,216	641,600

Net Income	$1,852,525	$2,058,486

Net income per share	$2.13	$2.35

Cash dividends paid per share	$1.50	$1.45

Average Weighted Shares Outstanding	869,933	877,442
The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

					Accumulated Other
		Common	Additional	Retained	Comprehensive	Treasury
	Total	Stock	Paid In Capital	Earnings	Income (Loss)	Stock

Balance, December 31, 2007	$26,731,345	$900,000	$900,000	$25,836,201	$154,201	$(1,059,057)

Comprehensive Income
Net Income	2,058,486			2,058,486
Change in unrealized gain on available for sale securities, net of income tax effect of $85,691	166,342				166,342

Total Comprehensive Income	2,224,828
Purchase of Treasury Stock	(532,200)					(532,200)
Dividends Paid	(1,264,013)			(1,264,013)

Balance, December 31, 2008	$27,159,960	$900,000	$900,000	$26,630,674	$320,543	$(1,591,257)

Comprehensive Income
Net income	1,852,525			1,852,525
Change in unrealized gain on available for sale securities, net of income tax effect of $63,350	122,974				122,974
Total Comprehensive Income	1,975,499
Purchase of Treasury Stock	(225,610)					(225,610)
Dividends Paid	(1,301,564)			(1,301,564)

Balance, December 31, 2009	$27,608,285	$900,000	$900,000	$27,181,635	$443,517	$(1,816,867)

The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash Flows from Operating Activities:
Net income	$1,852,525	$2,058,486
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	616,649	297,140
Depreciation and amortization	471,137	465,506
Net amortization of securities	38,764	18,874
Loss on restricted equity security impairment	603,515	804,600
(Gain) on sale of available for sale securities	(63,511)	—
(Gain) loss on sale of equipment	—	17,423
Deferred income(tax) benefit	(98,271)	(292,293)
Increase in bank owned life insurance	(173,702)	(174,501)
Net change in:
Interest receivable	(160,141)	(51,273)
Other assets	(1,527,217)	(182,818)
Accrued expense and other liabilities	(272,480)	88,729

Net Cash Provided by Operating Activities	1,287,268	3,049,873

Cash Flows from Investing Activities:
Net change in federal funds sold	1,570,000	(1,536,000)
Cash received from the acquisition of branch offices	6,496,560	—
Net change in interest bearing deposits in banks	(3,612,342)	(4,378,145)
Proceeds from sales, calls and maturities of available for sale securities	7,930,588	9,885,415
Purchase of securities available for sale	(13,372,843)	(4,215,813)
Proceeds from maturity of held to maturity security	—	500,000
Purchase of restricted investments	—	(693,911)
Proceeds from redemption of restricted investments	—	205,100
Proceeds from sale of equipment	—	500
Purchase of bank premises and equipment	(311,253)	(193,345)
Net change in loans	(12,766,320)	(10,494,066)

Net Cash Used in Investing Activities	(14,065,610)	(10,920,265)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	4,492,629	1,324,957
Time deposits	14,924,039	8,802,550
Treasury tax and loan deposit note	(278,581)	47,125
Securities sold under agreements to repurchase	(609,275)	54,623
Proceeds (Curtailments) from short-term debt	(1,750,000)	1,750,000
Curtailments of long-term borrowings	(1,225,085)	(2,597,224)
Purchase of treasury stock	(225,610)	(532,200)
Cash dividends paid	(1,301,564)	(1,264,013)

Net Cash Provided by Financing Activities	14,026,553	7,585,818

Cash and due from banks
Net increase in cash and due from banks	1,248,211	(284,574)
Cash and due from banks, January 1	2,561,712	2,846,286

Cash and due from banks, December 31	$3,809,923	$2,561,712

Continued
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (continued)

	2009	2008
Supplemental Disclosure of Cash Paid During the Year for:
Interest	$4,213,931	$4,863,926
Income taxes	$1,080,473	$1,020,000

Transactions related to acquisition of branches (in thousands):
Increase in assets and liabilities:
Loans	$13,732	—
Bank premises and equipment	$869	—
Other assets (Goodwill)	$1,087	—
Deposits	$22,182	—
Other liabilities	$2
The accompanying notes are an integral part of this statement.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Allegheny Bancshares (“Company”) is a bank holding company and operates under a charter issued by the state of West Virginia. The Company owns all of the outstanding stock of Pendleton Community Bank (“Bank”), which operates under a charter issued by the State of West Virginia and provides commercial banking services to customers located primarily in Pendleton County, West Virginia and adjacent counties. As a state chartered bank, the Bank is subject to regulation by the Department of Banking for the State of West Virginia and the Federal Deposit Insurance Corporation. The Bank is engaged in the general commercial banking business offering a full range of banking services focused primarily towards serving individuals, small businesses, the agricultural industry, local government entities, and the professional community.
The Bank’s primary trade area includes the West Virginia localities of Pendleton, Grant, Hardy and Pocahontas counties including the towns of Franklin, Marlinton, Moorefield, and Petersburg. In addition the Bank has an office in Rockingham County, Virginia just outside the City of Harrisonburg.
The accounting and reporting policies of the Company and its subsidiary conform to U.S. generally accepted accounting principles and to accepted practice within the banking industry. A summary of significant accounting policies is as follows:
Consolidation Policy — The consolidated financial statements include Allegheny Bancshares, Inc. and Pendleton Community Bank. All significant intercompany balances and transactions have been eliminated.
Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan and foreclosed real estate losses, management obtains independent appraisals for significant properties.
While management uses available information to recognize loan losses, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as a part of their routine examination process, periodically review the Company’s allowances for loan losses. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examinations. Because of these factors, it is reasonably possible that the allowances for loan losses may change materially in the near term.
Cash and Due From Banks — Cash and due from banks as used in the balance sheet and cash flow statements is defined as cash on hand and noninterest bearing funds at correspondent institutions.
Investment Securities — Investment securities which the Company intends to hold for indefinite periods of time, including investment securities used as part of the Company’s asset/liability management strategy, are classified as available for sale. These investment securities are carried at fair value.
Interest and dividends on securities and amortization of premiums and accretion of discounts on securities are reported as interest income using the effective interest method. Gains and losses on the sale of investment securities are determined using the specific identification method.
Loans — Loans are intended to be held until maturity and are shown on the balance sheet net of the allowance for loan losses. Interest is computed by effective interest method which generally results in level rates of return on principal. Interest income generally is not recognized on loans classified as nonaccrual loans. Payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other impaired loans is recognized only to the extent of interest payments received. Loans will remain in nonaccrual status unless the loans are brought current per the loan contract and financial conditions have improved to a point that the likelihood of further loss is remote.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
In the normal course of business, to meet the credit needs of its customers, the Company has made commitments to extend credit. These commitments represent a credit risk, which is not recognized in the Company’s balance sheet. The Company uses the same credit policies in making commitments as it does for other loans. Commitments to extend credit are generally made for a period of one year or less and interest rates are determined when funds are disbursed. Collateral and other security for the loans are determined on a case-by-case basis. Since some of the commitments are expected to expire without being drawn upon, the contract or notional amounts do not necessarily represent future cash requirements. See Note 19 for lending commitments as of December 31, 2009 and 2008.
The accrual of interest on all loans is discontinued when in management’s opinion the borrower may be unable to meet payments as they become due. These loans are considered nonaccrual loans, and all interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Allowance for Loan Losses — The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Loans are charged against the allowance when management believes the financial condition of the borrower is at a point that the payments on the loan can not be expected through any of the any of the available repayment options. Subsequent recoveries are added back to the allowance.
Management’s quarterly evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Managements’ valuation of the ALL is based upon two principals of accounting: 1) FASB ASC 450-20, Accounting for Contingencies and FASB ASC 310-1, Accounting by Creditors for Impairment of a Loan. The Bank utilizes both of these accounting standards by first identifying problem loans above a certain threshold and estimating losses based on the underlying collateral values, and second, taking the remainder of the loan portfolio and separating the portfolio into pools of loans. These pools are based on grade of loans as determined by the Company’s internal grading system, and the type of loan. We apply loss percentages based upon our historical loss rates, and make adjustments based on economic conditions.
The determination of the ALL is subjective and actual losses may be more or less than the amount of the allowance. However management believes that the allowance is a fair estimate of losses that exists in the loan portfolio as of the balance sheet dates.
Bank Premises and Equipment — Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to income over the estimated useful lives of the assets principally on a straight-line method. For buildings and improvements the estimated useful lives are between 10 and 50 years, the estimated lives for furniture and equipment are 5 to 10 years.
Goodwill — The Company follows FASB ASC 350-20 Goodwill and Other Intangible Assets which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Provisions within this statement discontinue any amortization of goodwill, and require at least annual impairment review or more often if certain impairment conditions exist. The Goodwill resulted from a branch acquisition in 2009.
Income Taxes — Amounts shown as income tax expense are based on income reported on the financial statements rather than amounts currently payable under state and federal tax laws. Deferred taxes, which arise principally from the difference in timing of reporting certain income and expenses for financial statements and for reporting these items for computation of income for tax purposes, are included in the amounts reported as income taxes. Deferred income tax assets and liabilities arise from these timing differences.
Net Income per Share — Net income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
Fair Value of Financial Instruments — The carrying value of cash and cash equivalents, accrued interest receivable, demand deposits, savings deposits and short-term borrowings approximates fair value. The fair value of securities is based upon a pricing model which takes into consideration maturity, yields and quality. The remainder of the recorded financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments at year-end.
Fair values for off-balance-sheet lending commitments are deemed to be face value.
Recent Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which restructured generally accepted accounting principles (“GAAP”) and simplified access to all authoritative literature by providing a single source of authoritative nongovernmental GAAP. The guidance is presented in a topically organized structure referred to as the FASB Accounting Standards Codification (“ASC”). The new structure is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included is considered nonauthoritative.
The FASB issued new accounting guidance on accounting for transfers of financial assets in June 2009. The guidance limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire financial asset by taking into consideration the transferor’s continuing involvement. The standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. The concept of a qualifying special-purpose entity is no longer applicable. The standard is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company does not expect the guidance to have any impact on the Company’s financial statements. The ASC was amended in December, 2009, to include this guidance.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
NOTE 2 CASH AND DUE FROM BANKS:
The Company is required by the Federal Reserve to maintain reserve balance based upon a percentage of deposits. The Company meets this requirement through cash on hand and balances held with its correspondent bank. The reserve requirement at December 31, 2008 and 2009 were $856,000 and $1,152,000 respectively. No amount was required to be on reserve with the Federal Reserve Bank at year end.
NOTE 3 PURCHASE OF TWO BRANCH OFFICES:
On April 17, 2009, the Company’s wholly owned subsidiary, Pendleton Community Bank completed the acquisition of two branch offices from Citizens National Bank (“CNB”). The two offices are in Marlinton, WV and Petersburg, WV. The Agreement can be found by accessing the website of the Securities and Exchange Commission under the filings of Allegheny Bancshares, Inc. and as part of the Current Report on Form 8-K filed on January 20, 2009. The purchase is accounted for under the requirements of FASB ASC 805 and included substantially all assets and liabilities of the branches. The assets and liabilities were recorded at fair market values and are shown in the following table (in thousands):

Cash	$6,494
Loans	13,732
Real Estate	869

Total Assets Acquired	$21,095

Deposit Liabilities Assumed	22,182

Goodwill	$1,087

The Core deposit intangible is being amortized over the life of the core deposits assumed. The net amortization amount in 2009 was $120,025.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 4 INVESTMENT SECURITIES:
The amortized cost and fair values of securities are as follows:
(In Thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Securities available for sale:
Mortgaged backed obligations of federal agencies	$3,401	$61	$—	$3,462
Government sponsored enterprises	9,985	164	—	10,149
Obligations of states and political subdivisions	16,647	470	34	17,083
Corporate obligations	501	12	—	513
Other equities	131	—	—	131

Total	$30,665	$707	$34	$31,338

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Securities available for sale:
Mortgaged backed obligations of federal agencies	$2,905	$34	$4	$2,935
Government sponsored enterprises	6,008	169	—	6,177
Obligations of states and political subdivisions	15,652	396	58	15,991
Corporate obligations	501	—	50	451
Other equities	131	—	—	131

Total	$25,197	$599	$112	$25,685

For the years ended December 31, 2009, and 2008, proceeds from sales, calls and maturities of securities available for sale amounted to $7,930,588 and $9,885,415, respectively. Gains on sale of investment securities totaled $63,511 in 2009. No gains or losses were realized in 2008.
The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are deemed to be temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous, unrealized loss position at December 31, 2009. The unrealized losses on the Company’s investment securities were caused by various reasons, but the Company feels that no material impairment of value is due to deteriorating financial condition of the issuers. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and believes it is more likely than not that it will hold those investments until a recovery of fair value, which may be maturity, the Company considers those 4 investments to be temporarily impaired at December 31, 2009.

	Less than 12 months		12 Months or greater
	Fair	Unrealized	Fair	Unrealized	Total
	Value	Losses	Value	Losses	Fair Value
Description of Securities:
Mortgaged backed obligations of federal agencies	$—	$—	$—	$—	$—
Government sponsored enterprises	—	—	—	—	—
Obligations of states and political subdivisions	1,540	28	560	6	2,100
Corporate obligations	—	—	—	—	—

Total	$1,540	$28	$560	$6	$2,100

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
A maturity schedule of securities in thousands as of December 31, 2009, by contractual maturity is shown below. Actual maturities may differ because borrowers may have the right to call or prepay obligations.

	Amortized
	Cost	Fair Value
Due:
In one year or less	$2,560	$2,587
After one year through five years	18,953	19,374
After five years through ten years	6,809	6,984
After ten years through fifteen years	2,343	2,393

	$30,665	$31,338

The carrying value of securities pledged by the Company to secure deposits, repurchase agreements and for other purposes amounted to $19,163,068 and $14,432,772 at December 31, 2009 and 2008, respectively. The fair value of these pledged securities approximates the carrying value.
NOTE 5 RESTRICTED EQUITY SECURITIES:
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
Consideration is given to current market conditions, historical trends in the individual securities, as well as trends in the overall market. Declines determined to be other than temporary are charged to operations and are shown on the income statement. In view of the May 1st, 2009 closure of “Correspondent” by the Office of the Comptroller of the Currency, the Company recorded an other than temporary impairment (“OTTI”) non-cash charge. The carrying value of the Company’s “Correspondent” stock as of December 31, 2008 was approximately $603,515. The OTTI charge for 2009 was $603,515, eliminating our carrying value of this stock. For 2008, the Company had recognized a $804,600 OTTI charge as it wrote down this stock to estimated fair value at December 31, 2008 due to poor operating results.
NOTE 6 LOANS RECEIVABLE:
Loans receivable outstanding as of December 31, are summarized as follows in thousands:

	2009	2008

Loans secured by deeds of trust on real estate
Construction and land development	$20,264	$19,764
Agribusiness	16,483	15,451
1-4 family residential properties	80,222	65,945
Multi family (5 or more) residential properties	192	81
Non-farm non-residential properties	33,539	25,359
Loans to finance agricultural production and other loans to farmers	3,790	3,828
Commercial and industrial loans	10,816	10,344
Personal installment loans	12,825	11,779
All other loans	6,523	5,827

Subtotal	184,654	158,378
Less Allowance for loan losses	1,790	1,396

Loans Receivable	$182,864	$156,982

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
Demand deposit accounts that are overdrawn, have been reclassified as a loan since they represent an amount owed to the bank. The amount of overdrawn accounts included in the loan balance is $130,300 and $440,597 at December 31, 2009 and 2008, respectively.
Substantially all of our 1-4 family mortgages as well as our multi family residential mortgages are covered under a blanket lien with the Federal Home Loan Bank for Borrowings.
A summary of transactions in the allowance for loan losses follows in thousands:

	2009	2008
Balance at Beginning of Year	$1,396	$1,186
Provision charged to operating expense	617	297
Loan recoveries	145	107
Loan charge-offs	$(368)	$(194)

Balance at End of Year	$1,790	$1,396

The following is a summary of information pertaining to impaired loans at December 31, in thousands:

	2009	2008
Total Impaired Loans (Without a valuation allowance)	$1,110	$1,635
Total Impaired Loans (All with a valuation allowance)	4,941	1,524
Valuation allowance related to impaired loans	637	225
The average annual recorded investment in impaired loans and interest income recognized on impaired loans in thousands for the years ended December 31, 2009 and 2008 is summarized below:

	2009	2008

Average investment in impaired loans	$3,608	$2,031
Interest income recognized on impaired loans	194	80
No additional funds are committed to be advanced in connection with impaired loans.
Loans accounted for on a nonaccrual basis were $104,269 and $659,366 at December 31, 2009 and 2008 (.06% and .42% of total loans), respectively. Accruing loans which are contractually past due 90 days or more as to principal or interest totaled $5,290,045 and $1,034,049 at December 31, 2009 and 2008 (2.86% and .65% of total loans), respectively. Past due status is determined based on the contractual terms of the loan agreement.
Foreclosed and repossessed assets totaled $799,617 and $85,527 at December 31, 2009 and 2008 respectively.
NOTE 7 BANK PREMISES AND EQUIPMENT:
Bank premises and equipment are summarized as follows (in thousands):

	December 31
	2009	2008

Bank buildings and improvements	$6,913	$6,072
Furniture and equipment	$4,184	$3,963

	11,097	10,035
Less accumulated depreciation	$4,139	$3,786

Bank Premises and Equipment	$6,958	$6,249

Depreciation expense on these premises and equipment totaled $471,137 and $465,506 for the years ended December 31, 2009, and 2008 respectively.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 8 GOODWILL:
The Company follows FASB ASC 350-20 Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Provisions within this statement discontinue any amortization of goodwill and intangible assets with indefinite lives, and require at least annual impairment review or more often if certain impairment conditions exist. With the purchase in 2009 of two Citizens National Bank branches there was a significant amount of goodwill recorded. There are no indications this goodwill is impaired. Management anticipates performing the initial impairment test as of March 31, 2010. The goodwill recognized on the purchase of the two branch offices totaled $1,086,732.
NOTE 9 BANK OWNED LIFE INSURANCE:
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
NOTE 10 TIME DEPOSITS:
At December 31, 2009, the scheduled maturities of time deposits in thousands are as follows:

2010	$72,998
2011	26,910
2012	14,808
2013	6,859
2014	4,288
2015	492
Thereafter	507

Total	$126,862

NOTE 11 SECURITES SOLD UNDER AGREEMENTS TO REPURCHASE:
Securities sold under agreements to repurchase generally mature within one day from the transaction date, unless classified as a term repurchase agreement. For Year end 2009 and 2008 we had no term repurchase agreements. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. At year end 2009 the Company has a total of $1,892,581 in market value of securities pledged to secure these agreements. The weighted average interest rate on these agreements was 0.16% during 2009. The highest month end balance during 2009 was $1,772,549. For 2008, the highest month end balance was $1,720,040 and the average interest rate was 1.24%.
NOTE 12 LINES OF CREDIT:
The Bank has lines of credit with correspondent banks totaling $15,400,000. As of December 31, 2009, the Bank had no outstanding debt on these lines. These lines of credit are unsecured. These borrowings will carry interest at prevailing federal funds rates when and if funds are borrowed. The lenders may withdraw these lines at their discretion and without notice.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 13 SHORT-TERM DEBT:
The Bank has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). Typically FHLB debt has been used for long term funding, but in late 2008 we borrowed $1,000,000 for 2 month maturity and $750,000 for 3 month maturity to correspond with interest bearing assets that were maturing. The rates on these two loans were 0.87% and 0.93% respectively. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. At December 31, 2009 the Company had no short term debt with FHLB or others.
NOTE 14 LONG-TERM DEBT:
The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). The interest rates on all of the notes payable as of December 31, 2009 were fixed at the time of the advance and fixed rates range from 4.22% to 5.57%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 5.01% at December 31, 2009. The company has additional available borrowing capacity from the FHLB of 78,681,347.
Repayments of long-term debt are due monthly. Interest expense of $281,597 and $335,746 was incurred on these debts in 2009 and 2008, respectively. The maturities of long term debt as of December 31, 2009 in thousands, are as follows:

2010	$1,237
2011	162
2012	141
2013	148
2014	156
2015	164
Thereafter	2,687

Total	$4,695

NOTE 15 DIVIDEND LIMITATIONS:
The principal source of funds of Allegheny Bancshares, Inc. is dividends paid by its subsidiary bank. The Code of West Virginia imposes certain restrictions on dividends paid by a state bank. A state bank cannot pay dividends (without the consent of state banking authorities) in excess of the total net profits of the current year and the combined retained profits of the previous two years. As of January 1, 2010, the Bank could pay dividends of up to $1,148,211 without permission of the authorities. Dividends paid by the Bank to the Company totaled $1,670,000 in 2009 and $2,214,013 in 2008.
NOTE 16 INCOME TAXES:
The current and deferred components of income tax expense in thousands are as follows:

	2009	2008

Current component of income tax expense	$1,069	$1,020
Net increase (decrease) resulting from deferred income taxes	(161)	(378)

Income Tax Expense	$908	$642

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
A reconciliation between the provision for income taxes and the amount computed by multiplying income by the statutory federal income tax rates is as follows (in thousands):

	2009	2008

Income taxes computed at the applicable Federal income tax rate	$939	$918
Increase (decrease) resulting from:
Tax exempt interest income	(335)	(370)
Non-deductible interest expense	25	36
State tax expense, net of federal taxes	96	93
Excess capital loss not deductible	191	—
Prior year income tax refund	—	(38)
Other	(8)	3

Income Tax Expense	$908	$642

The net deferred tax asset arising from temporary differences in thousands as of December 31 is summarized as follows:

	2009	2008
Deferred Tax Asset:
Provision for loan losses	$591	$446
Security impairment	317	303
Accrued expenses on long term benefits	40	21
Allowance for other real estate owned	40	—
FAS 91 deferred income	13	—
Interest on nonaccrual loans	2	4

Total Assets	1,003	774

Deferred Tax Liabilities:
Unrealized gain on securities available for sale	229	166
Depreciation	407	356
Goodwill amortization	20
Other	6	10

Total Liabilities	662	532

Net Deferred Tax Asset	$341	$242

NOTE 17 EMPLOYEE BENEFITS:
The Company has a defined contribution plan with 401(k) provisions that is funded with discretionary contributions by the bank that covers substantially all full time employees at each bank. There is a one year waiting period prior to admission into the plan. Contributions to the plan are based on a percentage of each employee’s salary plus matching contributions. Investment of employee balances is done through the direction of each employee. Plan contributions by the employer are fully invested in the year of contribution. The amount of contributions by the Company into employee’s accounts in the plan were: $111,558 and $109,163 for years ending December 31, 2009 and 2008 respectively.
Executive Performance Driven Plan: On June 4th, 2008, the Company, approved the Pendleton Community Bank, Inc. Executive Performance Driven Plan. The Performance Plan provides for bonus compensation based on achievement of certain performance goals. The CEO is eligible to receive a bonus based on achievement of the performance criteria.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
For the Bank’s Chief Executive Officer, performance compensation will be based on the following individual categories (as reflected in the performance of Allegheny Bancshares, Inc.): Return on Average Equity, Increase in Earnings per Share, Return on Assets and Asset Growth Rate.
The total performance compensation which may be earned by the CEO is between 0% and 11.50% of his base salary. The Company has accrued a liability and incurred a benefit expense of $6,206 during 2009 and for 2008 this amount was $8,925.
Supplemental Retirement Agreement: On June 4th, 2008 the Bank entered into a non-qualified Supplemental Retirement Agreement (“SERP”) with the CEO. The SERP provide for the payment of a monthly supplemental executive retirement benefit equal to annual payments of $54,663 for a 15 year period. Such benefit shall be payable for a period of fifteen years, or under certain circumstances, prior to age 65. For each full calendar year the CEO completes with the Bank without separation of service, the CEO shall be credited with 8.33% of this benefit, toward 100% after 12 years. The SERP assumes a 6.25% discount rate. The Company has accrued a liability and incurred an employee benefit expense of $25,888 during 2009 for this plan and for 2008 this amount was $22,936.
NOTE 18 RELATED PARTY TRANSACTIONS:
During the year, officers, directors, principal stockholders and their affiliates (related parties) were customers of and had transactions with the Company in the ordinary course of business. In management’s opinion, these transactions were made on substantially the same terms as those prevailing for other customers for comparable transactions and did not involve more than normal risks.
Loan activity to related parties is as follows (in thousands):

	2009	2008

Beginning of Year	$700	$521
Loan balances increased due to new director	192	—
Additional borrowings	383	394
Repayments	(203)	(215)

End of Year	$1,072	$700

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 19 FAIR VALUE:
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
Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model – based valuation techniques for which all significant assumptions are observable in the market.
Level 3 — Valuation is based upon significant inputs that reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
At December 31, 2009 the Company had no liabilities subject to fair value. The following is a description of valuation methodologies used for assets recorded at fair values.
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

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
The following table presents the recorded amount of assets measured at fair value (in thousands of dollars):

	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:

Investment securities available for sale	$10,149	$21,189	$—	$31,338
Restricted equity securities	—	—	748	748

Total	$10,149	$21,189	$748	$32,086

Assets recorded at fair value on a non recurring basis:

Impaired Loans	$—	$—	$4,304	$4,304
Other real estate owned and repossessed assets	—	—	800	800

Total	$—	$—	$5,104	$5,104

NOTE 20 REGULATORY MATTERS:
The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).
As of April 3, 2007, the most recent notification from the institution’s primary regulator categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.
The Company’s actual capital amounts and ratios are presented below.

	Actual		Regulatory Requirements
			Adequately	Well
	Amount	Ratio	Capitalized	Capitalized

As of December 31, 2009
Total risk-based ratio	$27,868	16.31%	>8%	>10%
Tier 1 risk-based ratio	26,078	15.26%	>4%	>6%
Tier 1 leverage ratio	26,078	10.68%	>3%	>5%

As of December 31, 2008
Total risk-based ratio	$28,235	19.24%	>8%	>10%
Tier 1 risk-based ratio	26,839	18.28%	>4%	> 6%
Tier 1 leverage ratio	26,839	13.27%	>3%	> 5%
The amounts and ratios above are for the consolidated entity. The differences for the subsidiary Bank individually are not significant.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 21 FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK:
The Company makes commitments to extend credit in the normal course of business and issue standby letters of credit to meet the financing needs of their customers. The amount of the commitments represents the Company’s exposure to credit loss that is not included in the balance sheet.
The Company uses the same credit policies in making commitments and issuing letters of credit as used for the loans reflected in the balance sheet. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon the extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.
As of December 31, 2009 and 2008, the Company had outstanding the following commitments (in thousands of dollars):

	2009	2008

Home equity lines of credit	$6,194	$4,946
Commitments to fund commercial real estate and construction	3,760	4,930
Other unused commitments	13,713	12,448
Performance standby letters of credit	1,205	278

	$24,872	$22,602

NOTE 22 CONCENTRATIONS:
The Bank operates as a community bank in the areas that it serves. As such the loan portfolio consists of commercial, residential real estate and consumer loans located to individuals and businesses located primarily in the areas surrounding our four offices. In addition the collateral for our loans is secured primarily by real estate and personal property located in this same area.
Although the Company has a diversified loan portfolio, a substantial portion of the borrowers’ ability to honor their contracts is dependent upon the agribusiness economic sector. Loans for agribusiness include loans directly related to poultry houses which amounted to $7,254,568 at December 31, 2009 and $7,025,030 at December 31, 2008. The majority of these loans are collateralized by deeds of trust on real estate. Farmers Home Administration (FHA) guarantees cover ninety percent of the loan balance on $2,073,152 of these loans at December 31, 2009 and $1,606,654 at December 31, 2008.
NOTE 23 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and short-term deposits
For those short-term instruments, which includes interest bearing deposits and fed funds sold the carrying amount is a reasonable estimate of fair value.

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
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
Off–balance sheet items
Letters of credit, lines of credit, and loan commitments are deemed to be at face value.

	December 31, 2009		December 31, 2008
	Fair	Carrying	Fair	Carrying
(In Thousands)	Value	Value	Value	Value

Cash and due from banks	$3,810	$3,810	$2,562	$2,562
Interest bearing deposits in banks	8,250	8,250	4,637	4,637
Federal funds sold	—	—	1,570	1,570
Securities available for sale	31,338	31,338	25,685	25,685
Restricted equity securities	748	748	1,889	1,889
Loans	184,753	182,864	159,721	156,982
Interest receivable	1,436	1,436	1,276	1,276
Bank owned life insurance	3,867	3,867	3,693	3,693
Demand deposits	26,689	26,689	39,182	39,182
Savings deposits	27,282	27,282	28,567	28,567
Time deposits	127,599	126,862	100,621	99,491
Short-term borrowings	931	931	3,569	3,569
Accrued interest payable	344	344	371	371
Short-term debt	—	—	1,750	1,750
Long-term debt	4,927	4,695	6,361	5,920

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 24 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
Assets
Cash	$45,621	$271
Investment in subsidiary	27,058,410	26,126,933
Restricted equity securities	131,520	735,035
Other assets	388,361	386,574

Total Assets	$27,623,912	$27,248,813

Liabilities
Due to subsidiary	15,627	$85,853
Accrued expenses	—	3,000

Total Liabilities	15,627	88,853

Stockholders’ Equity
Common stock; $1 par value, 2,000,000 shares authorized, 900,000 issued	900,000	900,000
Additional paid in capital	900,000	900,000
Retained earnings	27,181,635	26,630,674
Accumulated other comprehensive (loss)	443,517	320,543
Less treasury stock (at cost, 32,541in 2009 and 28,767 in 2008)	(1,816,867)	(1,591,257)

Total Stockholders’ Equity	27,608,285	27,159,960

Total Liabilities and Stockholders	$27,623,912	$27,248,813

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 24 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):
STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
INCOME
Dividends from subsidiary	$1,670,000	$2,214,013
Restricted equity security impairment	(603,515)	(804,600)
Interest from securities	3,452	13,294

Total Income	1,069,937	1,422,707

EXPENSES:
Professional fees	39,845	28,656
Annual shareholder meeting	15,772	18,630
Other expenses	8,079	11,946

Total Expenses	63,696	59,232

INCOME BEFORE UNDISTRIBUTED INCOME OF SUBSIDIARY	1,006,241	1,363,475

Income tax benefit	37,781	355,304

UNDISTRIBUTED INCOME OF SUBSIDIARY	808,503	339,707

NET INCOME	1,852,525	$2,058,486

ALLEGHENY BANCSHARES, INC.
NOTES TO FINANCIAL STATEMENTS
NOTE 24 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (CONTINUED):
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
OPERATING ACTIVITIES
Net income	$1,852,525	$2,058,486
Adjustments:
Undistributed subsidiary income	(808,503)	(339,707)
Deferred income (tax) benefit	(16,265)	(303,333)
Loss on restricted equity security impairment	603,515	804,600
Increase (decrease) in other liabilities	(73,226)	88,853
(Increase) decrease in other assets	14,478	(49,832)

Net Cash Provided by Operating Activities	1,572,524	2,259,067

INVESTING ACTIVITIES
Purchase of investment securities	—	(463,211)

Net Cash Used in Investing Activities	—	(463,211)

FINANCING ACTIVITIES
Purchase of treasury stock	(225,610)	(532,200)
Cash dividends paid	(1,301,564)	(1,264,013)

Net Cash Used by Financing Activities	(1,527,174)	(1,796,213)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,350	(357)

Cash and equivalents, January 1	271	628

Cash and equivalents, December 31	$45,621	$271

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A(T).	Controls and Procedures
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, utilizing the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal controls over financial reporting as of December 31, 2009 are effective.
We have established our disclosure controls and procedures to ensure that material information related to Allegheny Bancshares, Inc. is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the Chief Executive Officer and the Chief Financial Officer to identify any new transactions, events, trends, contingencies or other matters that may be material to the Company’s operations. As required, we have evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, Allegheny Bancshares, Inc.’s management, including the Chief Financial Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the Annual Report.
Changes in Internal Controls
During the period reported upon, there were no significant changes in Allegheny Bancshares, Inc.’s internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

Item 9B.	Other Information — None
PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act
Information regarding directors, executive officers and the audit committee financial expert is incorporated by reference from the Company’s definitive proxy statement from the Company’s 2010 Annual Meeting of Shareholders to be held May 3, 2010 (“Proxy Statement”), under caption “Election of Directors.”
Information on Section 16(a) beneficial ownership reporting compliance for the directors and executive officers of the Company is incorporated by reference fro the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation
This information is incorporated by reference from the Proxy Statement under the caption “Executive Compensation and other Information.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information incorporated by reference from the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions
The information incorporated by reference from the Proxy Statement under the caption “Certain Transactions with Directors and Officers and Their Associates.”

Item 14.	Principal Accountant Fees and Services
The information incorporated by reference from the Proxy Statement under the caption “Auditors.”
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
Reference is made to Part II, Item 8 of the Annual Report on Form 10-K
(a)(2) Financial Statement Schedules
All schedules are omitted since they are not required, are not applicable, or the required information is shown on the consolidated financial statements or related notes.
(a)(3) Exhibits
The following Exhibits are attached.

No.	Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-K filed March 31, 2007.

10.1	Employment Agreement with William A. Loving, Jr. with modification

10.2	Executive Severance Agreement with William A. Loving, Jr. with modification
The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-K filed March 31, 2006.

No.	Description

3.3	By-Laws of Allegheny Bancshares, Inc.

The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 26, 2004.

No.	Description

14	Code of Ethics

21	List of Subsidiaries of the Registrant
The following Exhibits are incorporated by reference to the Exhibits to Allegheny Bancshares, Inc. Form 10-KSB filed March 30, 2003.

No.	Description

3.1	Articles of Incorporation — Allegheny Bancshares, Inc.

4.1	Specimen Common Stock Certificate of Allegheny Bancshares, Inc.
SIGNATURE
In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant causes this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGHENY BANCSHARES, INC.
By:	/s/ William A. Loving, Jr.
William A. Loving, Jr.
Executive Vice-President and Chief Executive Officer

Date: March 12, 2010

By:	/s/ L. Kirk Billingsley
L. Kirk Billingsley
Chief Financial Officer

Date: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ Thomas J. Bowman Thomas J. Bowman	Director	March 12, 2010

/s/ Roger D. Champ Roger D. Champ	Secretary Director	March 12, 2010

/s/ John E. Glover John E. Glover	Vice Chairman of the Board Director	March 12, 2010

/s/ Carole H. Hartman Carole H. Hartman	Chairman of the Board Director	March 12, 2010

/s/ Richard W. Homan Richard W. Homan	Director	March 12, 2010

/s/ Richard C. Phares Richard C. Phares	Director	March 12, 2010

/s/ William A. Loving, Jr. William A. Loving, Jr.	Director	March 12, 2010

/s/ Dolan Irvine Dolan Irvine	Director	March 12, 2010

/s/ William G. Bosley, III William G. Bosley, III	Director	March 12, 2010

/s/ Laura Simpson Evick Laura Simpson Evick	Director	March 12,2010