Form 10-Q
period 2010-03-31
ALLEGHENY BANCSHARES INC
filed 2010-05-13
CIK 1213662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-50151
Allegheny Bancshares, Inc.
(Exact name of registrant as specified in its charter)

West Virginia	22-3888163

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
300 North Main Street
P. O. Box 487
Franklin, West Virginia 26807
(Address of principal executive offices, including zip code)
(304) 358-2311
(Registrant’s Telephone Number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 11, 2010 there were 867,459 shares of commons stock outstanding at a par value of $1.00 each.

ALLEGHENY BANCSHARES, INC.

Part I. Financial Information
Item 1. Consolidated Financial Statements
Allegheny Bancshares, Inc.
Consolidated Statements of Income
(In thousands, except for share and per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Interest and Dividend Income:
Loans and fees	$2,951	$2,666
Investment securities – taxable	114	103
Investment securities – nontaxable	141	149
Deposits and federal funds sold	27	28

Total Interest and Dividend Income	3,233	2,946

Interest Expense:
Deposits	904	945
Borrowings	58	74

Total Interest Expense	962	1,019

Net Interest Income	2,271	1,927

Provision for loan losses	320	77

Net Interest Income After Provision for Loan Losses	1,951	1,850

Noninterest Income:
Service charges on deposit accounts	226	189
Restricted equity security impairment	—	(604)
Gain on sale of securities	—	(10)
Other income	191	159

Total Noninterest Income	417	(266)

Noninterest Expense:
Salaries and benefits	860	745
Occupancy expenses	112	94
Equipment expenses	172	147
Other expenses	540	492

Total Noninterest Expenses	1,684	1,478

Income before Income Taxes	684	106

Income Tax Expense	180	148

Net Income (Loss)	$504	$(42)

Earnings Per Share
Net income (loss)	$.58	$(.05)

Weighted Average Shares Outstanding	867,459	871,064

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Balance Sheets
(In thousands, except for share and per share information)

	March 31, 2010	December 31, 2009
	Unaudited	Audited
ASSETS
Cash and due from banks	$8,144	$3,810
Interest bearing deposits in banks	5,251	8,249
Investment securities available for sale	31,791	31,338
Restricted equity securities	748	748
Loans receivable, net of allowance for loan losses of $1,976 and $1,790 respectively	184,373	182,864
Bank premises and equipment, net	6,889	6,958
Interest receivable	1,304	1,436
Goodwill	1,087	1,087
Bank owned life insurance	3,907	3,867
Other assets	2,701	2,530

Total Assets	$246,195	$242,887

LIABILITIES
Deposits
Noninterest bearing demand	$27,559	$26,689
Interest bearing
Demand	29,149	28,005
Savings	27,524	27,282
Time deposits over $100,000	44,858	42,645
Other time deposits	82,770	84,218

Total Deposits	211,860	208,839

Accrued expenses and other liabilities	698	814
Short-term borrowings	901	931
Long-term debt	4,637	4,695

Total Liabilities	218,096	215,279

STOCKHOLDERS’ EQUITY
Common stock; $1 par value, 2,000,000 shares
Authorized, 900,000 issued, 867,459 outstanding	900	900
Additional paid in capital	900	900
Retained earnings	27,686	27,182
Accumulated other comprehensive income	430	443
Treasury stock (at cost, 32,541 shares in 2010 and 2009)	(1,817)	(1,817)

Total Stockholders’ Equity	28,099	27,608

Total Liabilities and Stockholders’ Equity	$246,195	$242,887

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated Other
		Common	Additional	Retained	Comprehensive	Treasury
	Total	Stock	Paid In Capital	Earnings	Income (Loss)	Stock

Balance, December 31, 2009	$27,608	$900	$900	$27,182	$443	$(1,817)

Comprehensive Income
Net Income	504			504
Change in unrealized gain on available for sale securities, net of income tax effect of $(7)	(13)				(13)

Total Comprehensive Income	491

Balance, March 31, 2010	$28,099	$900	$900	$27,686	$430	$(1,817)

Balance, December 31, 2008	$27,160	$900	$900	$26,631	$320	$(1,591)

Comprehensive Income
Net income	(42)			(42)
Change in unrealized gain on available for sale securities, net of income tax effect of $(45)	(87)				(87)

Total Comprehensive Income	(129)
Purchase of Treasury Stock	(28)					(28)

Balance, March 31, 2009	$27,003	$900	$900	$26,589	$233	$(1,619)

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$504	$(42)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	320	77
Depreciation and amortization	125	111
Loss on disposal of fixed assets	—	10
Net amortization (accretion) of securities	(12)	10
Loss on restricted equity other than temporary impairment	—	604
Deferred income tax benefit	(85)	(63)
Income from life insurance investment	(41)	(42)
Net change in:
Accrued income	133	30
Other assets	(80)	(274)
Accrued expense and other liabilities	(116)	(260)

Net Cash Provided by Operating Activities	748	161

Cash Flows from Investing Activities:
Net change in federal funds sold	—	1,570
Net change in interest bearing deposits in banks	2,998	617
Proceeds from sales, calls and maturities of available for sale securities	3,042	611
Purchase of securities available for sale	(3,504)	—
Net increase in loans	(1,829)	(1,541)
Purchase of bank premises and equipment	(55)	(38)

Net Cash Provided by Investing Activities	652	1,219

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	2,256	(1,121)
Time deposits	766	5,263
Short-term borrowings	(30)	(2,190)
Curtailments of long-term borrowings	(58)	(55)
Purchase of treasury stock	—	(28)

Net Cash Provided by Financing Activities	2,934	1,869

Cash and due from banks
Net increase in cash and due from banks	4,334	3,249
Cash and due from banks, beginning of period	3,810	2,562

Cash and due from banks, end of period	$8,144	$5,811

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$978	$1,019
Income taxes	$285	$275
The accompanying notes are an integral part of these statements.

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 ACCOUNTING PRINCIPLES:
The consolidated financial statements include the accounts of Allegheny Bancshares Inc. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in the consolidation.
The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general industry practices. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010, and the results of operations for the periods ended March 31, 2009 and 2010. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2009 Form 10-K included with the annual report to stockholders of Allegheny Bancshares, Inc.
Recent Accounting Pronouncements — In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.
Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Subsequent events — In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financials were issued.
NOTE 2 INVESTMENT SECURITIES:
The amortized costs of investment securities and their approximate fair values are as follows (in thousands of dollars):

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2010	Cost	Gains	Losses	Fair Value
Securities available for sale:
Mortgaged backed obligations of federal agencies	$3,025	$74	$—	$3,099
Government sponsored enterprises	12,204	132	24	12,312
Obligations of states and political subdivisions	15,276	467	18	15,725
Corporate obligations	501	22	—	523
Other equities	132	—	—	132

Total	$31,138	$695	$42	$31,791

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value
Securities available for sale:
Mortgaged backed obligations of federal agencies	$3,401	$61	$—	$3,462
Government sponsored enterprises	9,985	164	—	10,149
Obligations of states and political subdivisions	16,647	470	34	17,083
Corporate obligations	501	12	—	513
Other equities	131	—	—	131

Total	$30,665	$707	$34	$31,338

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consideration is given to current market conditions, historical trends in the individual securities, as well as trends in the overall market. Declines determined to be other than temporary are charged to operations and are shown on the income statement. There were no other-than-temporary impairment charges on investment securities during the first three months of 2009 or 2010, however there were charges to restricted equity securities, see footnote number 3.
The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are deemed to be temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous, unrealized loss position at March 31, 2010. The unrealized losses on the Company’s investment securities were caused by various reasons, but the Company feels that no material impairment of value is due to deteriorating financial condition of the issuers. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and believes it is more likely than not that it will hold those investments until a recovery of fair value, which may be maturity, the Company considers those 9 investments to be temporarily impaired at March 31, 2010. At December 31, 2009 there were 4 investments considered to be temporarily impaired.

	Less than 12 months		12 Months or greater
		Unrealized		Unrealized	Total
March 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value
Description of Securities:
Mortgaged backed obligations of federal agencies	$—	$—	$—	$—	$—
Government sponsored enterprises	3,480	24	—	—	3,480
Obligations of states and political subdivisions	1,072	18	566	< 1	1,638
Corporate obligations	—	—	—	—	—

Total	$4,552	$42	$566	$ < 1	$5,118

	Less than 12 months		12 Months or greater
		Unrealized		Unrealized	Total
December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value
Description of Securities:
Mortgaged backed obligations of federal agencies	$—	$—	$—	$—	$—
Government sponsored enterprises	—	—	—	—	—
Obligations of states and political subdivisions	1,540	28	560	6	2,100
Corporate obligations	—	—	—	—	—

Total	$1,540	$28	$560	$6	$2,100

A maturity schedule of securities in thousands as of March 31, 2010, by contractual maturity is shown below. Actual maturities may differ because borrowers may have the right to call or prepay obligations.

	Amortized
	Cost	Fair Value
Due:
In one year or less	$1,335	$1,349
After one year through five years	23,476	23,949
After five years through ten years	5,234	5,388
After ten years through fifteen years	1,093	1,105

Total	$31,138	$31,791

For the period ended March 31, 2010, proceeds from sales, calls, and maturities of securities available for sale amounted to $3,042,213. No gains or losses were recognized on these transactions. A $10,000 loss was recognized for the same period in 2009.

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 RESTRICTED EQUITY SECURITIES:
Restricted equity securities are considered restricted due to lack of marketability. It consists of stock in the Federal Home Loan Bank (FHLB) at March 31, 2010 and December 31, 2009. Investment in the FHLB stock is determined by the level of the Bank’s participation with FHLB various products and is collateral against outstanding borrowings from that institution. The FHLB stock is carried at cost. Management evaluates these restricted securities for other-than-temporary impairment on a quarterly basis, and more often when conditions warrant.
Consideration is given to current market conditions, historical trends in the individual securities, as well as trends in the overall market. Declines determined to be other than temporary are charged to operations and are shown on the income statement. In view of the May 1, 2009 closure of “Correspondent” by the Office of the Comptroller of the Currency, the Company recorded an other than temporary impairment (“OTTI”) non-cash charge against earnings. The carrying value of the Company’s “Correspondent” stock as of December 31, 2008 was approximately $603,515. The OTTI charge as of March 31, 2009 was $603,515, eliminating our carrying value of this stock. No other than temporary impairment charge was recognized in the same period in 2010.
NOTE 4 LOANS RECEIVABLE:
Loans outstanding are summarized as follows (in thousands of dollars):

	March 31,	December 31,
	2010	2009

Real estate loans	$83,078	$83,465
Commercial and industrial loans	85,676	83,169
Loans to individuals, primarily collateralized by autos	12,393	12,913
All other loans	5,202	5,107

Total Loans	186,349	184,654

Less allowance for loan losses	1,976	1,790

Net Loans Receivable	$184,373	$182,864

NOTE 5 ALLOWANCE FOR LOAN LOSSES:
A summary of transactions in the allowance for loan losses for the three months ended March 31, 2010 and 2009 follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Balance, beginning of period	$1,790	$1,396
Provision charged to operating expenses	320	77
Recoveries of loans charged off	37	34
Loans charged off	(171)	(203)

Balance, end of period	$1,976	$1,304

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 LONG TERM DEBT:
The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). The interest rates on all of the notes payable as of March 31, 2010 were fixed at the time of the advance and fixed rates range from 4.22% to 5.57%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 5.01% at March 31, 2010.
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
At March 31, 2010 the Company had no liabilities subject to fair value. The following is a description of valuation methodologies used for assets recorded at fair values.
Investment securities available for sale: Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, when available. If quoted prices are not available, fair values are measured using independent pricing models. Level 1 securities include those traded by dealers or brokers in an active market such as U.S. Treasury securities, and securities issued by government sponsored entities that are traded by dealers, and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include other equities that do not have an active market.
Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is considered impaired an allowance for loan loss is established in accordance with FASB ASC 310-10, by utilizing market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). The fair value was determined by the measurement of the fair value of the underlying collateral. Typically the collateral value is determined by applying a discount to an appraisal that was performed at or about the date of the loan. Due to the age of appraisals the changing market conditions of real estate the Company considers its impaired loans to be level 3 assets and are measured on a nonrecurring basis.

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Real Estate Owned: Certain assets such as other real estate owned (OREO) are measured at the lower of carrying value or fair value less estimated holding costs and cost to sell. We believe that the fair value component in its valuation follows the provisions of FASB ASC 820-10. Due to age of some appraisals and changing real estate market conditions, the Company considers its OREO to be level 3 assets.
The following table presents the recorded amount of assets measured at fair value (in thousands of dollars):

	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:

Mortgaged backed obligations of federal agencies	$—	$3,099	$—	$3,099
Government sponsored enterprises	12,312	—	—	12,312
Obligations of states and political subdivisions	—	15,725	—	15,725
Corporate obligations	—	523	—	523
Other equities	—	132	—	132

Total	$12,312	$19,479	$—	$31,791

Assets recorded at fair value on a non recurring basis:

Impaired Consumer Real Estate Loans	$—	$—	$430	$430
Impaired Commercial Loans			2,864	2,864
Other real estate owned	—	—	720	720

Total	$—	$—	$4,014	$4,014

There were no significant transfers between levels 1, 2, or 3 during the quarter.
NOTE 9 GOODWILL:
The Company follows FASB ASC 350-20 Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Provisions within this statement discontinue any amortization of goodwill and intangible assets with indefinite lives, and require at least annual impairment review or more often if certain impairment conditions exist. With the purchase of the two branch offices in April 2009, there was a significant amount of goodwill recorded, and no impairments reported. The goodwill recognized on the purchase of the two branch offices totaled $1,086,732.
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
The total performance compensation which may be earned by the CEO is between 0% and 11.50% of his base salary. The Company has accrued a liability and incurred a benefit expense of $2,657 for the first three months of 2010 and $2,553 for the first three months of 2009.
Supplemental Retirement Agreement: On June 4th, 2008 the Bank entered into a non-qualified Supplemental Retirement Agreement (“SERP”) with the CEO. The SERP provides for the payment of a monthly supplemental executive retirement benefit equal to annual payments of $54,663 for a 15 year period. Such benefit shall be payable for a period of fifteen years, or under certain circumstances, prior to age 65. For each full calendar year the CEO completes with the Bank without separation of service, the CEO shall be credited with 8.33% of this benefit, toward 100% after 12 years. The Company has accrued a liability and incurred a benefit expense of $7,280 for the first three months of 2010 for this plan, and $6,472 for the same period of 2009.

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11 CAPITAL:
Quantitative measure established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total risk based capital, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. The Company’s total risk based, Tier 1 capital to risk weighted assets and Tier 1 to average assets were 16.55%, 15.39% and 10.86% at March 31, 2010 compared to 16.31%, 15.26% and 10.68% at December 31, 2009, respectively. At March 31, 2010 the Company met all capital adequacy requirements to which it is subject and is considered to be “well capitalized” under regulatory standards.
NOTE 12 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and short-term deposits: For those short-term instruments, which includes interest bearing deposits and fed funds sold the carrying amount is a reasonable estimate of fair value.
Investment securities: For securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
Restricted investments: The carrying value of restricted investments is a reasonable estimate of its fair value.
Loans: The fair value of loans is estimated by discounting the future cash flows using the current offering rates for similar loans to borrowers with similar credit ratings and for the same remaining maturities.
Deposits: For demand, interest checking, regular savings, money market and any other account payable on demand with no penalty the fair value is the carrying value. The fair value of certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.
Short term debt and interest payable or receivable: Due to the short-term nature of these accounts the carrying value is estimated to be the same as the carrying value.
Long-term debt: The fair value of long term debt is estimated using the rates currently offered by the Federal Home Loan Bank for indebtedness with similar maturities.
Off-balance sheet items: Letters of credit, lines of credit, and loan commitments are deemed to be at face value.

	March 31, 2010		December 31, 2009
		Carrying		Carrying
(In Thousands)	Fair Value	Value	Fair Value	Value

Cash and due from banks	$8,144	$8,144	$3,810	$3,810
Interest bearing deposits in banks	5,251	5,251	8,250	8,250
Securities available for sale	31,791	31,791	31,338	31,338
Restricted equity securities	748	748	748	748
Loans	186,021	184,373	184,753	182,864
Interest receivable	1,304	1,304	1,436	1,436
Bank owned life insurance	3,907	3,907	3,867	3,867
Demand deposits	29,149	29,149	26,689	26,689
Savings deposits	27,524	27,524	27,282	27,282
Time deposits	128,100	127,628	127,599	126,862
Short-term borrowings	901	901	931	931
Accrued interest payable	328	328	344	344
Long-term debt	4,884	4,637	4,927	4,695

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Allegheny Bancshares, Inc. (Company) is a single bank holding company organized under the laws of West Virginia. The Company provides financial services through its wholly owned subsidiary Pendleton Community Bank (Bank).
The Bank is a full service commercial bank offering financial services through five financial centers located in the West Virginia towns of Franklin, Moorefield, Marlinton and Petersburg, and a financial center near Harrisonburg, Virginia. Currently its primary trade areas are these towns and the West Virginia counties of Pendleton, Hardy, Pocahontas, Grant and in Rockingham County, Virginia.
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
Allowance for Loan Losses and Provision for Loan Losses
The ALL is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management’s valuation of the ALL is based upon two principals of accounting: 1) FASB ASC 450-20 Accounting for Contingencies and 2) FASB ASC 310-10, Accounting by Creditors for Impairment of a Loan. The Company utilizes both of these accounting standards by first identifying problem loans above a certain threshold and estimating losses based on the underlying collateral values, and second taking the remainder of the loan portfolio and separating the portfolio into pools of loans based on grade of loans as determined by the Company’s internal grading system. We apply loss percentages based upon our historical loss rates, and make adjustments based on economic conditions. The determination of the ALL is subjective and actual losses may be more or less than the amount of the allowance. However management believes that the allowance is a fair estimate of losses that exist in the loan portfolio as of the balance sheet date.

Goodwill and Intangibles
ASC 350 “Goodwill and Other Intangible Assets” prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Provisions within this statement discontinue any amortization of goodwill and intangible assets with indefinite lives, and require at least annual impairment review or more often if certain impairment conditions exist. With the purchase of the two branch offices in April 2009, there was a significant amount of goodwill recorded, and no impairments reported. The goodwill recognized on the purchase of the two branch offices totaled $1,086,732.
Results of Operations Overview
Net income was $504,000 for the first three months of 2010, as compared to a net loss of $42,000 for the same period in 2009. This is an increase of $546,000 compared to the same period a year ago. This represents a $.58 net income per share as compared to $.05 loss for the same period a year ago. Included in the first three month’s results for 2009 was an other-than-temporary (“OTTI”) non-cash impairment charge of $604 thousand dollars pre-tax, equivalent to $559 thousand after tax or $0.64 per share. The impairment charge relates to certain restricted equity securities for which on May 1, 2009 the Office of the Comptroller of the Currency closed the company and took control of its assets. This OTTI charge represents the complete write off of the carrying value of the equity security. Exclusive of the OTTI charge, net income would have been $517,000 in 2009, as compared to $504,000 in 2010. Net interest income had a strong increase from 2009 to 2010, but was more than offset by increases in provision for loan loss and an increase in non interest expenses. Consolidated annualized returns on average equity and average assets for the three months ended March 31, 2010 were 7.34% and 0.84%, respectively, compared with negative returns of 0.62% and 0.08% for the same period in 2009.
Net Interest Income
The Company’s taxable equivalent net interest income increased by 17.32% for the first quarter of 2010 compared to the same period in 2009. This increase resulted primarily due to the increase in average balances as the change in the percentage yield of tax equivalent interest margin was insignificant. See the net interest margin analysis in Table I. Average balance of interest bearing liabilities grew by 20.50% while average balance of total earning assets grew by 16.99%. The Company’s tax equivalent yield on earnings assets for first three months of 2010 was 4.29% compared to 4.28% for same period in 2009 as the cost of funds decreased by 56 basis points while the yield on earning assets decreased 41 basis points.
As shown in the interest sensitivity analysis in Table II, the Company is in a liability sensitive position, meaning our liabilities mature and reprice faster than our assets in a stable rate environment. Table II shows contractual maturities of assets and liabilities. Actual results can and do differ due to loans being paid off prior to maturity or paid faster than contract terms, investment securities being called prior to final maturity, and many deposit accounts typically are more stable and while they can be withdrawn immediately history shows they tend to be a stable source of funding.

Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.
TABLE I
Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a Fully Taxable Equivalent Basis) (Dollar Amounts in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Average	Income/		Average	Income/
	Balance	Expense	Rates	Balance	Expense	Rates

Interest Income
Loans [1,2]	$185,448	$2,983	6.43%	$158,921	$2,688	6.77%
Federal funds sold	—	—	0%	90	0	0%
Interest bearing deposits	6,136	27	1.76%	3,845	28	2.91%
Investments
Taxable	14,827	114	3.08%	10,789	103	3.82%
Nontaxable [2]	14,976	215	5.74%	15,591	226	5.80%

Total Earning Assets	221,387	3,339	6.03%	189,236	3,045	6.44%

Interest Expense
Demand deposits	22,206	64	1.15%	18,531	41	0.89%
Savings	33,145	18	0.22%	27,499	21	0.31%
Time deposits	127,611	822	2.58%	101,985	883	3.46%
Short-term borrowings	1,085	1	0.37%	1,690	1	0.24%
Long-term debt	4,674	57	4.88%	6,905	73	4.23%

Total Interest Bearing Liabilities	$188,721	$962	2.04%	$156,610	$1,019	2.60%

Net Interest Margin [1]		2,377			2,026

Net Yield on Interest Earning Assets			4.29%			4.28%

[1]	Interest on loans includes loan fees

[2]	An incremental tax rate of 34% was used to calculate the tax equivalent income
Noninterest Income
Noninterest income increased to $417,000 for the three months ending March 31, 2010, compared to a negative non interest income of ($266,000) for the same period in 2009. As discussed in the “Results of Operations Overview” above, this loss in 2009 was caused by the other-than-temporary-impairment charge on a restricted equity investment of the Company. Other than the effect of this impairment charge, noninterest income has increased by $79,000 from first quarter 2009 to first quarter 2010. This increase is due primarily to a $35,000 increase in overdraft protection fees and a $25,000 increase in ATM fee income.
Noninterest Expenses
Total noninterest expense increased $206,000 or 13.94% for the first three months of 2010, as compared to same period in 2009. The main reasons for this increase include $115,000 increase in salaries and benefits, $18,000 increase in occupancy expenses, $25,000 increase in equipment expenses, and a $25,000 increase in FDIC insurance assessment. Salaries and benefits increased by 15.43% due to merit increases, and an increase in the number of employees. With the purchase of the two additional branch offices in April of 2009 and other staff increases, our number of full time equivalent (FTE) employees has increased by over 14 to a total of 80. For the first three months of 2010 our number of full time equivalent employee average increased by 22% over the same period in 2009.

Income Tax Expense
Income tax expense is 26.32% of pretax income for the first three months of 2010 compared to 139.62% for the same period in 2009. The tax expense for first quarter 2009 is higher than pre tax income due to the majority of the OTTI charge not being tax deductible. The loss on the OTTI charge for income tax purposes is considered a capital loss and only deductible to the extent that the Company has capital gains. Currently the Company does not have the expectation that it could realistically generate enough capital gains to fully offset the capital losses that have arisen from the OTTI charges on the restricted stock. To that extent, it must consider excess losses as non tax deductible and not derive any tax benefit from the excess capital losses over realistically expected capital gains. At this point it appears that $484,000 of the OTTI charge will not be tax deductible.
Loans and Provision for Loan Loss
Total loans were $186,349,000 at March 31, 2010, compared to $184,655,000 at December 31, 2009, representing a $1.7 million increase. A schedule of loans by type is shown in Note 4 to the financial statements. Approximately 87% of the loan portfolio is secured by real estate at March 31, 2010. The provision for loan losses was $320,000 and $77,000 for the three month periods ended March 31, 2010 and 2009 respectively. Loan loss provision was increased due to a deteriorating economic outlook and increase in delinquencies during the second half of 2009 and continuing into 2010. The Company has a couple of commercial borrowers in particular, that have deteriorating operational projections. The allowance for loan losses (“ALL”) was $1,976,000 (1.06% of loans) at the end of the first three months of 2010 compared with $1,790,000 (.97% of loans) at December 31, 2009. The percentage increase in ALL was caused by the increase in the provision for loan losses. The Company continues to monitor the loan portfolio for signs of weakness or developing credit problems. Loan loss provision for each period is determined after evaluating the loan portfolio and determining the level of reserves necessary to absorb current charge-offs and maintain the reserve at adequate levels. See Note 5 for the amounts.
The Company monitors the portfolio particularly closely in the current downturn in the economy. Real estate sales are currently slow in the Company’s market area, but this area has not seen a marked increase in foreclosures or dropping collateral values as has been the case for many areas. Most of the Company’s market area is fairly rural and the majority of employment in theses areas is not in economically sensitive industries. The Company is not immune to the current economic downturn and it has exposure to the slowing economic situation particularly as it relates to the timber industry, and housing industry as the Company has made real estate development loans to a limited extent within our markets. The Company’s loans that are past due as a percentage of total loans have been higher in 2009 and 2010 than previous years. With the slow real estate market and deteriorating economic environment, the Company does realize there is an increase in credit risk in its loan portfolio and has made adjustments not only to the calculation of the allowance for loan loss, but also has made increases to the amount of the provision for loan losses.
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
The following table summarizes the Company’s nonperforming loans at March 31, 2010 and December 31, 2009 (in thousands of dollars):

	March 31,	December 31,
	2010	2009
Nonaccrual loans	$686	$104
Restructured loans	132	133
Loans delinquent 90 days or more	797	5,290

Total Nonperforming Loans	$1,615	5,527

The primary reason for the large decrease in non performing loans, was one large commercial borrower whose loan was over 90 days delinquent as of December 31st, 2009 that was brought up to date in January.

Deposits
The Company’s primary funding source is deposits from individuals, businesses and government entities located within its trade area. The Company’s deposits increased $3,021,000 or 1.45% during the first three months of 2010 A schedule of deposits by type is shown in the balance sheets. Loan to deposit ratio at March 31, 2010 is at 87.96% which is lower than the 88.42% at December 31, 2009. Deposit growth in 2009 far exceeded loan growth, and this liquidity has given the company the chance to be less aggressive on deposit pricing. This over time should help increase the net interest margin. Much of the deposit growth during 2009 was felt to be as a result of “flight to quality” as customers sought safe investments due to turmoil in the equity markets. As a result the Company realizes these deposits may decrease as customers seek higher yields as the financial turmoil passes. Time deposits of $100,000 or more were 21.17% and 20.42% of total deposits at March 31, 2010 and December 31, 2009, respectively.
Borrowings
The Company borrows funds from the Federal Home Loan Bank (FHLB) to provide liquidity and to reduce interest rate risk. As competition for deposits have increased during periods of loan growth, FHLB borrowings have been utilized to help fund the loan growth. These borrowings have a fixed rate of interest and are amortized over a period of 2 to 20 years. Interest rates on these obligations range from 4.22% to 5.57%.
Capital
The Company continues to maintain a strong capital position to support future growth. Capital as a percentage of total assets was 11.41% at March 31, 2010 and was 11.37% at December 31, 2009, and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.
Uncertainties and Trends
Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.
Liquidity and Interest Sensitivity
Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At March 31, 2010, the Company had liquid assets of approximately $8.14 million in the form of cash and due from banks. Management believes that the Company’s liquid assets are adequate at March 31, 2010. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $94.1 million.
At March 31, 2010, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 32.57% for the one year repricing period. This rate reflects a very conservative estimate since we show an immediate runoff of accounts without a specific maturity date, and does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is -15.56%. This indicates that the Company is liability sensitive. But this negative gap ratio is within guidelines set by the Company and the Company expects interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company’s interest rate risk and has decided that the current position is an acceptable risk for a community bank operating in a rural environment. Table II shows the Company’s interest sensitivity.

TABLE II
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
March 31, 2010
(In Thousands of Dollars)

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total
Uses of Funds:

Loans	$19,315	$28,598	$47,065	$91,371		$186,349
Interest bearing deposits	1,770	2,024	1,457			5,251
Investment securities	256	1,093	21,871	8,751		31,971
Restricted Investments				748		748

Total	21,341	31,715	70,393	100,870		224,319

Sources of Funds:

Deposits:
Interest bearing demand	29,149					29,149
Savings	27,524					27,524
Time deposits over $100,000	6,003	18,000	15,541	5,314		44,858
Other time deposits	17,021	32,198	27,094	6,457		82,770
Short-term borrowings	1,028					1,028
Long-term debt	59	1,181	586	2,811		4,637

Total	$80,784	$51,379	$43,221	$14,582		$189,966

Discrete Gap	$(59,443)	$(19,664)	$27,172	$86,288	$

Cumulative Gap	$(59,443)	$(79,107)	$(51,935)	$34,353	$

Ratio of Cumulative Gap To Total Earning Assets	-26.50%	-35.27%	-23.15%	15.31%
Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at March 31, 2010. In preparing the above table, no assumptions are made with respect to loan prepayments or deposit run offs. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate, such as the majority of our residential loan portfolio, that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float. In the current rate environment, this has the effect of causing the table II to model our adjustable rate loans as fixed rate loans. However in a rising interest rate environment when these loans would be repriced at rates above the contractual floor, and are once again free to float, many of our loans would move from the over 5 year timeframe to a more current timeframe.

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
Part II. Other Information
Item 1. Legal Proceedings — Not Applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds — Not Applicable
+
Item 3. Defaults Upon Senior Securities — Not Applicable
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
Date: May 11, 2010