Form 10-Q
period 2010-06-30
ALLEGHENY BANCSHARES INC
filed 2010-08-06
CIK 1213662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2010 there were 867,459 shares of common stock outstanding at a par value of $1.00 each.

ALLEGHENY BANCSHARES, INC.

Part I. Financial Information
Item 1. Consolidated Financial Statements
Allegheny Bancshares, Inc.
Consolidated Statements of Income
(In thousands, except for share and per share information)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Interest and Dividend Income:
Loans and fees	$5,914	$5,566
Investment securities — taxable	230	213
Investment securities — nontaxable	275	306
Deposits and federal funds sold	56	42

Total Interest and Dividend Income	6,475	6,127

Interest Expense:
Deposits	1,773	1,990
Borrowings	116	145

Total Interest Expense	1,889	2,135

Net Interest Income	4,586	3,992

Provision for loan losses	644	167

Net Interest Income After Provision for Loan Losses	3,942	3,825

Noninterest Income:
Service charges on deposit accounts	513	441
Restricted equity security impairment	—	(604)
Gain on sale of securities	—	64
Other income	374	320

Total Noninterest Income	887	221

Noninterest Expense:
Salaries and benefits	1,709	1,523
Occupancy expenses	213	198
Equipment expenses	355	307
Other expenses	1,083	1,157

Total Noninterest Expenses	3,360	3,185

Income before Income Taxes	1,469	861

Income Tax Expense	396	356

Net Income	$1,073	$505

Earnings Per Share
Net income	$1.24	$0.58

Weighted Average Shares Outstanding	867,459	870,869

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Income
(In thousands, except for share and per share information)
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Interest and Dividend Income:
Loans and fees	$2,963	$2,900
Investment securities — taxable	116	110
Investment securities — nontaxable	134	157
Deposits and federal funds sold	29	14

Total Interest and Dividend Income	3,242	3,181

Interest Expense:
Deposits	869	1,045
Borrowings	58	71

Total Interest Expense	927	1,116

Net Interest Income	2,315	2,065

Provision for loan losses	324	90

Net Interest Income After Provision for Loan Losses	1,991	1,975

Noninterest Income:
Service charges on deposit accounts	287	252
Restricted equity security impairment	—	—
Gain on sale of securities	—	74
Other income	183	161

Total Noninterest Income	470	487

Noninterest Expense:
Salaries and benefits	849	778
Occupancy expenses	101	104
Equipment expenses	183	160
Other expenses	543	665

Total Noninterest Expenses	1,676	1,707

Income before Income Taxes	785	755

Income Tax Expense	216	208

Net Income	$569	$547

Earnings Per Share
Net income	$0.66	$0.63

Weighted Average Shares Outstanding	867,459	870,676

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Balance Sheets
(In thousands, except for share and per share information)

	June 30, 2010	December 31, 2009
	Unaudited	Audited
ASSETS
Cash and due from banks	$5,163	$3,810
Interest bearing deposits in banks	6,332	8,249
Investment securities available for sale	29,717	31,338
Restricted equity securities	748	748
Loans receivable, net of allowance for loan losses of $2,204 and $1,790 respectively	188,545	182,864
Bank premises and equipment, net	6,783	6,958
Interest receivable	1,323	1,436
Goodwill	1,087	1,087
Bank owned life insurance	3,949	3,867
Other assets	2,760	2,530

Total Assets	$246,407	$242,887

LIABILITIES
Deposits
Noninterest bearing demand	$27,930	$26,689
Interest bearing
Demand	29,444	28,005
Savings	26,948	27,282
Time deposits over $100,000	46,148	42,645
Other time deposits	80,957	84,218

Total Deposits	211,427	208,839

Accrued expenses and other liabilities	839	814
Short-term borrowings	797	931
Long-term debt	4,578	4,695

Total Liabilities	217,641	215,279

STOCKHOLDERS’ EQUITY
Common stock; $1 par value, 2,000,000 shares
Authorized, 900,000 issued, 867,459 outstanding	900	900
Additional paid in capital	900	900
Retained earnings	28,255	27,182
Accumulated other comprehensive income	528	443
Treasury stock (at cost, 32,541 shares in 2010 and 2009)	(1,817)	(1,817)

Total Stockholders’ Equity	28,766	27,608

Total Liabilities and Stockholders’ Equity	$246,407	$242,887

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
					Other
		Common	Additional	Retained	Comprehensive	Treasury
	Total	Stock	Paid In Capital	Earnings	Income	Stock

Balance, December 31, 2009	$27,608	$900	$900	$27,182	$443	$(1,817)

Comprehensive Income
Net Income	1,073			1,073
Change in unrealized gain on available for sale securities, net of income tax effect of $44	85				85

Total Comprehensive Income	1,158

Balance, June 30, 2010	$28,766	$900	$900	$28,255	$528	$(1,817)

Balance, December 31, 2008	$27,160	$900	$900	$26,631	$320	$(1,591)

Comprehensive Income
Net income	505			505
Change in unrealized gain on available for sale securities, net of income tax effect of ($93)	(181)				(181)

Total Comprehensive Income	324
Purchase of Treasury Stock	(43)					(43)

Balance, June 30, 2009	$27,441	$900	$900	$27,136	$139	$(1,634)

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$1,073	$505
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	644	167
Depreciation and amortization	250	228
Loss on disposal of fixed assets	1	—
Net amortization (accretion) of securities	(11)	22
Gain on sale of securities	—	(64)
Loss on restricted equity other than temporary impairment	—	604
Deferred income tax benefit	(144)	(134)
Income from life insurance investment	(82)	(85)
Net change in:
Accrued income	113	(87)
Other assets	(129)	(439)
Accrued expense and other liabilities	25	115

Net Cash Provided by Operating Activities	1,740	832

Cash Flows from Investing Activities:
Net change in federal funds sold	—	(430)
Cash received from the acquisition of branch offices	—	6,497
Net change in interest bearing deposits in banks	1,917	(1,190)
Proceeds from sales, calls and maturities of available for sale securities	7,510	6,104
Purchase of securities available for sale	(5,750)	(7,550)
Net increase in loans	(6,325)	(4,860)
Purchase of bank premises and equipment	(76)	(93)

Net Cash Used by Investing Activities	(2,724)	(1,522)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	2,345	(1,794)
Time deposits	243	9,195
Short-term borrowings	(134)	(2,080)
Curtailments of long-term borrowings	(117)	(111)
Purchase of treasury stock	—	(43)

Net Cash Provided by Financing Activities	2,337	5,167

Cash and due from banks
Net increase in cash and due from banks	1,353	4,477
Cash and due from banks, beginning of period	3,810	2,562

Cash and due from banks, end of period	$5,163	$7,039

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$1,905	$2,108
Income taxes	$585	$336
The accompanying notes are an integral part of these statements.

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 ACCOUNTING PRINCIPLES:
The consolidated financial statements include the accounts of Allegheny Bancshares Inc. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements conform to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2010, and the results of operations for the periods ended June 30, 2009 and 2010. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2009 Form 10-K included with the annual report to stockholders of Allegheny Bancshares, Inc.
Recent Accounting Pronouncements — Income Tax guidance was amended in April 2010 to reflect an SEC Staff Announcement after the President signed the Health Care and Education Reconciliation Act of 2010 on March 30, 2010, which amended the Patient Protection and Affordable Care Act signed on March 23, 2010. According to the announcement, although the bills were signed on separate dates, regulatory bodies would not object if the two Acts were considered together for accounting purposes. This view is based on the SEC staff’s understanding that the two Acts together represent the current health care reforms as passed by Congress and signed by the President. The amendment had no impact on the financial statements.
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
NOTE 2 INVESTMENT SECURITIES:
The amortized costs of investment securities and their approximate fair values are as follows (in thousands of dollars):

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2010	Cost	Gains	Losses	Fair Value
Securities available for sale:
Mortgaged backed obligations of federal agencies	$2,569	$90	$—	$2,659
Government sponsored enterprises	10,953	270	—	11,223
Obligations of states and political subdivisions	14,764	412	7	15,169
Corporate obligations	501	35	—	536
Other equities	130	—	—	130

Total	$28,917	$807	$7	$29,717

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value
Securities available for sale:
Mortgaged backed obligations of federal agencies	$3,401	$61	$—	$3,462
Government sponsored enterprises	9,985	164	—	10,149
Obligations of states and political subdivisions	16,647	470	34	17,083
Corporate obligations	501	12	—	513
Other equities	131	—	—	131

Total	$30,665	$707	$34	$31,338

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consideration is given to current market conditions, historical trends in the individual securities, as well as trends in the overall market. Declines determined to be other than temporary are charged to operations and are shown on the income statement. There were no other-than-temporary impairment charges on investment securities during the first six months of 2009 or 2010, however there were charges on restricted equity securities in 2009, see footnote number 3.
The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are deemed to be temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous, unrealized loss position at June 30, 2010 and December 31, 2009. The unrealized losses on the Company’s investment securities were caused by various reasons, but the Company feels that no material impairment of value is due to deteriorating financial condition of the issuers. The S&P credit ratings of these three issues are still AA or better and the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the Company has the ability and believes it is more likely than not that it will hold those investments until a recovery of fair value, which may be maturity, the Company considers these 3 investments to be temporarily impaired at June 30, 2010. At December 31, 2009 there were 4 investments considered to be temporarily impaired.

	Less than 12 months		12 Months or greater
		Unrealized		Unrealized	Total
June 30, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value
Description of Securities:
Mortgaged backed obligations of federal agencies	$—	$—	$—	$—	$—
Government sponsored enterprises	—	—	—	—	—
Obligations of states and political subdivisions	738	5	564	2	1,302
Corporate obligations	—	—	—	—	—

Total	$738	$5	$564	$2	$1,302

	Less than 12 months		12 Months or greater
		Unrealized		Unrealized	Total
December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value
Description of Securities:
Mortgaged backed obligations of federal agencies	$—	$—	$—	$—	$—
Government sponsored enterprises	—	—	—	—	—
Obligations of states and political subdivisions	1,540	28	560	6	2,100
Corporate obligations	—	—	—	—	—

Total	$1,540	$28	$560	$6	$2,100

A maturity schedule of securities in thousands as of June 30, 2010, by contractual maturity is shown below. Actual maturities may differ because borrowers may have the right to call or prepay obligations.

	Amortized
	Cost	Fair Value
Due:
In one year or less	$3,256	$3,287
After one year through five years	18,478	19,054
After five years through ten years	6,386	6,568
After ten years through fifteen years	797	808

Total	$28,917	$29,717

For the period ended June 30, 2010, proceeds from sales, calls, and maturities of securities available for sale amounted to $7,510,000. No gains or losses were recognized on these transactions. A $64,000 gain was recognized for the same period in 2009.

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3 RESTRICTED EQUITY SECURITIES:
Restricted equity securities are considered restricted due to lack of marketability. It consists of stock in the Federal Home Loan Bank (FHLB) at June 30, 2010 and December 31, 2009. Investment in the FHLB stock is determined by the level of the Bank’s participation with FHLB various products and is collateral against outstanding borrowings from that institution. The FHLB stock is carried at cost. Management evaluates these restricted securities for other-than-temporary impairment on a quarterly basis, and more often when conditions warrant by considering current market conditions, historical trends in the individual securities, as well as trends in the overall market. Declines determined to be other than temporary are charged to operations and are shown on the income statement. In view of the May 1, 2009 closure of an institution in which the Company held stock by the Office of the Comptroller of the Currency, the Company recorded an other than temporary impairment (“OTTI”) non-cash charge against earnings. The carrying value of the Company’s investment in this stock as of December 31, 2008 was approximately $603,515. The OTTI charge as of March 31, 2009 was $603,515, eliminating our carrying value of this stock. No other than temporary impairment charge was recognized in the same period in 2010.
NOTE 4 LOANS RECEIVABLE:
Loans outstanding are summarized as follows (in thousands of dollars):

	June 30,	December 31,
	2010	2009

Real estate loans	$83,478	$83,465
Commercial and industrial loans	90,094	83,169
Loans to individuals, primarily collateralized by autos	12,406	12,913
All other loans	4,771	5,107

Total Loans	190,749	184,654

Less allowance for loan losses	2,204	1,790

Net Loans Receivable	$188,545	$182,864

NOTE 5 ALLOWANCE FOR LOAN LOSSES:
A summary of transactions in the allowance for loan losses for the six months ended June 30, 2010 and 2009 follows (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Balance, beginning of period	$1,790	$1,396
Provision charged to operating expenses	644	168
Recoveries of loans charged off	69	50
Loans charged off	(299)	(242)

Balance, end of period	$2,204	$1,372

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6 LONG TERM DEBT:
The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). The interest rates on all of the notes payable as of June 30, 2010 were fixed at the time of the advance and fixed rates range from 4.22% to 5.57%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 5.01% at June 30, 2010.
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
At June 30, 2010 the Company had no liabilities subject to fair value. The following is a description of valuation methodologies used for assets recorded at fair value.
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
Loans: The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. If a loan is considered impaired an allowance for loan loss is established in accordance with FASB ASC 310-10, by utilizing market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). The fair value of the Company’s impaired loans was determined by the measurement of the fair value of the underlying collateral. Typically the collateral value is determined by applying a discount to an appraisal that was performed at or about the date of the loan. Due to the age of appraisals and the changing market conditions of real estate the Company considers its impaired loans to be level 3 assets and are measured on a nonrecurring basis.
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

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the recorded amount of assets measured at fair value as of June 30, 2010 (in thousands of dollars):

June 30, 2010	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:

Mortgaged backed obligations of federal agencies	$—	$2,659	$—	$2,659
Government sponsored enterprises	11,223	—	—	11,223
Obligations of states and political subdivisions	—	15,169	—	15,169
Corporate obligations	—	536	—	536
Other equities	—	130	—	130

Total	$11,223	$18,494	$—	$29,717

Assets recorded at fair value on a non recurring basis:

Impaired Consumer Real Estate Loans	$—	$—	$490	$490
Impaired Commercial Loans	—	—	3,666	3,666
Other real estate owned	—	—	985	985

Total	$—	$—	$5,141	$5,141

There were no significant transfers between levels 1, 2, or 3 during the quarter
The following table presents the recorded amount of assets measured at fair value as of December 31, 2009 (in thousands of dollars):

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:

Mortgaged backed obligations of federal agencies	$—	$3,462	$—	$3,462
Government sponsored enterprises	10,149	—	—	10,149
Obligations of states and political subdivisions	—	17,083	—	17,083
Corporate obligations	—	513	—	513
Other equities	—	131	—	131

Total	$10,149	$21,189	$—	$31,338

Assets recorded at fair value on a non recurring basis:

Impaired Consumer Real Estate Loans	$—	$—	$670	$670
Impaired Commercial Loans	—	—	3,634	3,634
Other real estate owned	—	—	800	800

Total	$—	$—	$5,104	$5,104

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

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The total performance compensation which may be earned by the CEO is between 0% and 11.50% of his base salary. The Company has accrued a liability and incurred a benefit expense of $5,108 for the first six months of 2010 and $5,107 for the same period in 2009.
Supplemental Retirement Agreement: On June 4th, 2008 the Bank entered into a non-qualified Supplemental Retirement Agreement (“SERP”) with the CEO. The SERP provides for the payment of a monthly supplemental executive retirement benefit equal to annual payments of $54,663 for a 15 year period. Such benefit shall be payable for a period of fifteen years, or under certain circumstances, prior to age 65. For each full calendar year the CEO completes with the Bank without separation of service, the CEO shall be credited with 8.33% of this benefit, toward 100% after 12 years. The Company has accrued a liability and incurred a benefit expense of $14,561 for the first six months of 2010 for this plan, and $12,944 for the same period in 2009.
NOTE 11 CAPITAL:
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total risk based capital, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. The Company’s total risk based, Tier 1 capital to risk weighted assets and Tier 1 to average assets were 16.65%, 15.40% and 10.94% at June 30, 2010 compared to 16.31%, 15.26% and 10.68% at December 31, 2009, respectively. At June 30, 2010 the Company met all capital adequacy requirements to which it is subject and is considered to be “well capitalized” under regulatory standards.
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
Investment securities: For description of fair value measurement see note 8.
Restricted investments: The carrying value of restricted investments is a reasonable estimate of its fair value.
Loans: The fair value of loans is estimated by discounting the future cash flows using the current offering rates for similar loans to borrowers with similar credit ratings and for the same remaining maturities. For description of fair value measurement for impaired loans see note 8.
Bank owned life insurance: The carrying amount reported on the balance sheet approximates the fair value as it represents the cash surrender value of the life insurance contracts.
Deposits: For demand, interest checking, regular savings, money market and any other account payable on demand with no penalty the fair value is the carrying value. The fair value of certificates of deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Short-term borrowings and interest payable or receivable: Due to the short-term nature of these accounts the carrying value is estimated to be the same as the carrying value.
Long-term debt: The fair value of long term debt is estimated using the rates currently offered by the Federal Home Loan Bank for indebtedness with similar maturities.
Off-balance sheet items: Letters of credit, lines of credit, and loan commitments are deemed to be at face value, and did not have a material value as of June 30, 2010 or December 31, 2009.

	June 30, 2010		December 31, 2009
		Carrying		Carrying
(In Thousands)	Fair Value	Value	Fair Value	Value

Cash and due from banks	$5,163	$5,163	$3,810	$3,810
Interest bearing deposits in banks	6,332	6,332	8,249	8,249
Securities available for sale	29,717	29,717	31,338	31,338
Restricted equity securities	748	748	748	748
Loans	190,676	188,545	184,753	182,864
Interest receivable	1,087	1,087	1,436	1,436
Bank owned life insurance	3,949	3,949	3,867	3,867
Demand deposits	27,930	27,930	26,689	26,689
Interest bearing demand deposit	29,444	29,444	28,005	28,005
Savings deposits	26,948	26,948	27,282	27,282
Time deposits	127,911	127,105	127,599	126,862
Short-term borrowings	797	797	931	931
Accrued interest payable	329	329	344	344
Long-term debt	4,730	4,578	4,927	4,695

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
The allowance for loans loss is, in management’s opinion, the most important and critical policy that affects the financial condition and results of operations. This critical policy involves the most difficult and complex judgments about the unknown losses that currently exist in the Company’s largest asset, its loan portfolio.
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
Results of Operations Overview
Net income for the second quarter of 2010 was $569,000 or $0.66 per share, this compares with net income of $547,000 or $0.63 per share earned in the second quarter of 2009. This $22,000 increase in income over the same period in 2009 represents a 4% increase in income. Net income was $1,073,000 for the first six months of 2010, as compared to $505,000 for the same period in 2009. This is an increase of $568,000 compared to the same period a year ago. This represents a $1.24 net income per share as compared to $.58 for the same period a year ago. Included in the first six month’s results for 2009 was an other-than-temporary (“OTTI”) non-cash impairment charge of $604 thousand pre-tax, equivalent to $559 thousand after tax or $0.64 per share. The impairment charge relates to certain restricted equity securities which the Company owned for which on May 1, 2009 the Office of the Comptroller of the Currency closed the company and took control of its assets. This OTTI charge represents the complete write off of the carrying value of the equity security. Exclusive of the OTTI charge, net income would have been $1,064,000 in 2009, as compared to $1,073,000 in 2010. Net interest income had a strong increase from 2009 to 2010, but was partially offset by increases in provision for loan loss and an increase in non interest expenses. Consolidated annualized returns on average equity and average assets for the six months ended June 30, 2010 were 7.68% and 0.88%, respectively, compared with returns of 3.71% and 0.47% for the same period in 2009.
Net Interest Income
The Company’s taxable equivalent net interest income increased by 14.26% for the first half of 2010 compared to the same period in 2009. This increase resulted primarily due to the increase in average balances but the percentage yield of tax equivalent interest margin also increased. See the net interest margin analysis in Table I. Average balance of interest bearing liabilities grew by 13.73% while average balance of total earning assets grew by 12.25%. The Company’s tax equivalent yield on earnings assets for first six months of 2010 was 4.31% compared to 4.22% for same period in 2009 as the cost of funds decreased by 57 basis points while the yield on earning assets decreased 38 basis points.
As shown in the interest sensitivity analysis in Table II, the Company is in a liability sensitive position for the next 12 month time frame, meaning our liabilities mature and reprice faster than our assets in a stable rate environment within the next 12 months. Table II shows contractual maturities of assets and liabilities. Actual results can and do differ due to loans being paid off prior to maturity or paid faster than contract terms, investment securities being called prior to final maturity, and many deposit accounts typically are more stable and while they can be withdrawn immediately history shows they tend to be a stable source of funding.
Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

TABLE I
Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a Fully Taxable Equivalent Basis) (Dollar Amounts in Thousands)

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Average	Income/		Average	Income/
	Balance	Expense	Rates	Balance	Expense	Rates

Interest Income
Loans [1,2,3]	$187,016	$5,978	6.39%	$165,764	$5,610	6.77%
Federal funds sold	—	—	—%	586	1	0.34%
Interest bearing deposits	6,359	56	1.76%	5,051	42	1.66%
Investments
Taxable	15,182	230	3.03%	11,262	213	3.78%
Nontaxable [2]	14,455	416	5.76%	16,017	463	5.78%

Total Earning Assets	223,012	6,680	5.99%	198,680	6,329	6.37%

Interest Expense
Demand deposits	22,768	130	1.14%	21,987	105	0.96%
Savings	33,785	36	.21%	27,608	39	0.28%
Time deposits	127,181	1,607	2.53%	109,010	1,846	3.39%
Short-term borrowings	1,029	1	0.19%	1,562	1	0.13%
Long-term debt	4,645	115	4.95%	6,372	144	4.52%

Total Interest Bearing
Liabilities	$189,408	$1,889	1.99%	$166,539	$2,135	2.56%

Net Interest Margin [1]		4,791			4,194

Net Yield on Interest
Earning Assets			4.30%			4.22%

[1]	Interest on loans includes loan fees

[2]	An incremental tax rate of 34% was used to calculate the tax equivalent income

[3]	Nonaccrual loans are included in average loan balance
Noninterest Income
Noninterest income increased $666,000 for the six months ending June 30, 2010, compared to the same period in 2009. As discussed in the “Results of Operations Overview” above, this loss in 2009 was caused by the other-than-temporary-impairment charge on a restricted equity investment of the Company. Other than the effect of this impairment charge, noninterest income has increased by $62,000 from first half of 2009 to first half of 2010. This increase is due primarily to a $71,000 increase in overdraft protection fees and a $47,000 increase in ATM fee income. Noninterest income was boosted in 2009 by a $64,000 gain on sale of securities. In the first half of 2010 no gains or losses were recognized.

Noninterest Expenses
Total noninterest expense increased $175,000 or 5.49% for the first six months of 2010, as compared to same period in 2009. The main reasons for this increase include $186,000 increase in salaries and benefits, $15,000 increase in occupancy expenses, $48,000 increase in equipment expenses, and a $25,000 increase in FDIC insurance assessment. Salaries and benefits increased by 12.21% due to merit increases, and an increase in the number of employees. With the purchase of the two additional branch offices in April of 2009 and other staff increases, our number of full time equivalent (FTE) employees has increased by over 14 to a total of 80. For the first six months of 2010 our number of full time equivalent employee average increased by 10% over the same period in 2009.
Income Tax Expense
Income tax expense is 26.96% of pretax income for the first six months of 2010 compared to 41.35% for the same period in 2009. The tax expense for first half of 2009 is higher percentage due to the majority of the OTTI charge not being tax deductible. The loss on the OTTI charge for income tax purposes is considered a capital loss and only deductible to the extent that the Company has capital gains. Currently the Company does not have the expectation that it could realistically generate enough capital gains to fully offset the capital losses that have arisen from the OTTI charges on the restricted stock. To that extent, it must consider excess losses as non tax deductible and not derive any tax benefit from the excess capital losses over realistically expected capital gains. At this point it appears that $484,000 of the OTTI charge will not be tax deductible.
Loans and Provision for Loan Loss
Total loans were $190,749,000 at June 30, 2010, compared to $184,655,000 at December 31, 2009, representing a $6.1 million increase. A schedule of loans by type is shown in Note 4 to the financial statements. Approximately 87% of the loan portfolio is secured by real estate at June 30, 2010. The provision for loan losses was $644,000 for the first 6 months of 2010 compared to $167,000 for the same period in 2009. Loan loss provision was increased due to a deteriorating economic outlook and increase in delinquencies during the second half of 2009 and continuing into 2010. The Company has a couple of commercial borrowers in particular, that have deteriorating operational projections. These borrowers loans are generally collateralized by real estate. The allowance for loan losses (“ALL”) was $2,204,000 (1.16% of loans) at June 30, 2010 compared with $1,790,000 (.97% of loans) at December 31, 2009. The percentage increase in ALL was caused by the increase in the provision for loan losses. The Company continues to monitor the loan portfolio for signs of weakness or developing credit problems. Loan loss provision for each period is determined after evaluating the loan portfolio and determining the level of reserves necessary to absorb current charge-offs and maintain the reserve at adequate levels. See Note 5 for more detail.
The Company monitors the portfolio particularly closely in this current economic environment. Real estate sales are currently slow in the Company’s market area, but this area has not seen the same increase in foreclosures or extent of dropping collateral values as has been the case for many areas. Most of the Company’s market area is fairly rural and the majority of employment in these areas is not in economically sensitive industries. The Company is not immune to the current economic downturn and it has exposure to the slowing economic situation particularly as it relates to the timber industry and the housing industry as the Company has made real estate development loans to a limited extent within our markets. The Company’s loans that are past due as a percentage of total loans and loans designated as nonperforming have been higher in 2009 and 2010 than previous years. With the slow real estate market and deteriorating economic environment, the Company does realize there is an increase in credit risk in its loan portfolio and has made adjustments to the calculation of the allowance for loan loss, which has caused increases to the amount of the provision for loan losses.
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

The following table summarizes the Company’s nonperforming loans at June 30, 2010 and December 31, 2009 (in thousands of dollars):

	June 30, 2010	December 31, 2009
Nonaccrual loans	$3,387	$104
Restructured loans	139	133
Loans delinquent 90 days or more	985	5,290

Total Nonperforming Loans	$4,511	5,527

Nonperforming loans as a percentage of total loans	2.36%	2.99%
Allowance for loan losses as a percentage of nonperforming loans	48.86%	32.39%
The primary reason for the increase in nonaccrual loans is due to one large commercial borrower whose loan was over 90 days delinquent as of December 31st, 2009, has now been classified as non-accrual due to deteriorating financial condition.
Deposits
The Company’s primary funding source is deposits from individuals, businesses and government entities located within its trade area. The Company’s deposits increased $2,588,000 or 1.24% during the first six months of 2010. A schedule of deposits by type is shown in the balance sheets. Loan to deposit ratio at June 30, 2010 is at 90.22% which is higher than the 88.42% at December 31, 2009. Deposit growth in 2009 far exceeded loan growth, and this liquidity has given the Company the chance to be less aggressive on deposit pricing. This over time should help increase the net interest margin. Much of the deposit growth during 2009 was felt to be as a result of “flight to quality” as customers sought safe investments due to turmoil in the equity markets. As a result the Company realizes these deposits may decrease as customers seek higher yields as the financial turmoil passes. Time deposits of $100,000 or more were 21.83% and 20.42% of total deposits at June 30, 2010 and December 31, 2009, respectively.
Borrowings
The Company borrows funds from the Federal Home Loan Bank (FHLB) to provide liquidity and to reduce interest rate risk. As competition for deposits have increased during periods of loan growth, FHLB borrowings have been utilized to help fund the loan growth. These borrowings have a fixed rate of interest and are amortized over a period of 2 to 20 years. Interest rates on these obligations range from 4.22% to 5.57%. There has been no borrowing from FHLB during 2009 or 2010 due to the Bank’s strong deposit growth and slower loan growth.
Capital
The Company continues to maintain a strong capital position to support future growth. Capital as a percentage of total assets was 11.67% at June 30, 2010 and was 11.37% at December 31, 2009, and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.
Uncertainties and Trends
Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.
Liquidity and Interest Sensitivity
Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At June 30, 2010, the Company had liquid assets of approximately $5.16 million in the form of cash and due from banks. Management believes that the Company’s liquid assets are adequate at June 30, 2010. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $96.2 million.

At June 30, 2010, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 29.68% for the one year repricing period. This rate reflects a very conservative estimate since we show an immediate runoff of accounts without a specific maturity date, and does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is -15.56%. This indicates that the Company is liability sensitive. But this negative gap ratio is within guidelines set by the Company and the Company expects interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company’s interest rate risk and has decided that the current position is an acceptable risk for a community bank operating in a rural environment. Table II shows the Company’s interest sensitivity.
TABLE II
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
June 30, 2010
(In Thousands of Dollars)

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total
Uses of Funds:

Loans	$22,069	$29,464	$45,426	$93,790		$190,749
Interest bearing deposits	293	3,001	3,038	—		6,332
Investment securities	1,017	2,270	17,095	9,335		29,717
Restricted Investments	—	—	—	748		748

Total	23,379	34,735	65,559	103,873		227,546

Sources of Funds:

Deposits:
Interest bearing demand	29,444	—	—	—		29,444
Savings	26,948	—	—	—		26,948
Time deposits over $100,000	8,761	13,119	17,484	6,784		46,148
Other time deposits	21,210	24,148	28,498	7,101		80,957
Short-term borrowings	797	—	—	—		797
Long-term debt	60	1,155	593	2,770		4,578

Total	$87,220	$38,422	$46,575	$16,655		$188,872

Discrete Gap	$(63,841)	$(3,687)	$18,984	$87,218	$

Cumulative Gap	$(63,841)	$(67,528)	$(48,544)	$38,674	$

Ratio of Cumulative Gap To Total Earning Assets	-28.05%	-29.68%	-21.33%	17.00%
Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at June 30, 2010. In preparing the above table, no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate, such as the majority of our residential loan portfolio, that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float. In the current rate environment, this has the effect of causing the table II to model our adjustable rate loans as fixed rate loans. However in a rising interest rate environment when these loans would be repriced at rates above the contractual floor, and are once again free to float, many of our loans would move from the over 5 year timeframe to a more current timeframe.

Existence of Securities and Exchange Commission Web Site
The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Allegheny Bancshares, Inc. and the address is http: //www.sec.gov.
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
SIGNATURES
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
Date: August 6, 2010