Form 10-Q
period 2010-09-30
ALLEGHENY BANCSHARES INC
filed 2010-11-15
CIK 1213662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2010

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
As of November 5, 2010 there were 867,459 shares of common stock outstanding at a par value of $1.00 each.

ALLEGHENY BANCSHARES, INC.

Part I.	Financial Information

Item 1.	Consolidated Financial Statements
Allegheny Bancshares, Inc.
Consolidated Statements of Income
(In thousands, except for share and per share information)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Interest and Dividend Income:
Loans and fees	$8,982	$8,561
Investment securities — taxable	334	309
Investment securities — nontaxable	403	464
Deposits and federal funds sold	92	63

Total Interest and Dividend Income	9,811	9,397

Interest Expense:
Deposits	2,600	3,036
Borrowings	173	216

Total Interest Expense	2,773	3,252

Net Interest Income	7,038	6,145

Provision for loan losses	971	292

Net Interest Income After Provision for Loan Losses	6,067	5,853

Noninterest Income:
Service charges on deposit accounts	819	723
Restricted equity security impairment	—	(604)
Gain on sale of securities	—	64
Other income	582	509

Total Noninterest Income	1,401	692

Noninterest Expense:
Salaries and benefits	2,545	2,322
Occupancy expenses	320	304
Equipment expenses	522	471
Other expenses	1,620	1,699

Total Noninterest Expenses	5,007	4,796

Income before Income Taxes	2,461	1,749

Income Tax Expense	695	586

Net Income	$1,766	$1,163

Earnings Per Share
Net income per share	$2.04	$1.34

Weighted Average Shares Outstanding	867,459	870,675

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Income
(In thousands, except for share and per share information)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Interest and Dividend Income:
Loans and fees	$3,068	$2,995
Investment securities — taxable	104	96
Investment securities — nontaxable	128	158
Deposits and federal funds sold	36	21

Total Interest and Dividend Income	3,336	3,270

Interest Expense:
Deposits	827	1,046
Borrowings	57	71

Total Interest Expense	884	1,117

Net Interest Income	2,452	2,153

Provision for loan losses	327	125

Net Interest Income After Provision for Loan Losses	2,125	2,028

Noninterest Income:
Service charges on deposit accounts	306	282
Restricted equity security impairment	—	—
Gain on sale of securities	—	—
Other income	208	189

Total Noninterest Income	514	471

Noninterest Expense:
Salaries and benefits	836	799
Occupancy expenses	107	106
Equipment expenses	167	164
Other expenses	537	542

Total Noninterest Expenses	1,647	1,611

Income before Income Taxes	992	888

Income Tax Expense	299	230

Net Income	$693	$658

Earnings Per Share
Net income per share	$0.80	$0.76

Weighted Average Shares Outstanding	867,459	870,294

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Balance Sheets
(In thousands, except for share and per share information)

	September 30, 2010	December 31, 2009
	Unaudited	Audited
ASSETS
Cash and due from banks	$8,521	$3,810
Interest bearing deposits in banks	9,471	8,249
Investment securities available for sale	27,827	31,338
Restricted equity securities	748	748
Loans receivable, net of allowance for loan losses of $2,389 and $1,790 respectively	191,312	182,864
Bank premises and equipment, net	6,812	6,958
Interest receivable	1,369	1,436
Goodwill	1,087	1,087
Bank owned life insurance	3,991	3,867
Other assets	2,770	2,530

Total Assets	$253,908	$242,887

LIABILITIES
Deposits
Noninterest bearing demand	$29,298	$26,689
Interest bearing
Demand	35,870	28,005
Savings	28,260	27,282
Time deposits over $100,000	46,890	42,645
Other time deposits	77,382	84,218

Total Deposits	217,700	208,839

Accrued expenses and other liabilities	1,071	814
Short-term borrowings	1,002	931
Long-term debt	4,518	4,695

Total Liabilities	224,291	215,279

STOCKHOLDERS’ EQUITY
Common stock; $1 par value, 2,000,000 shares
Authorized, 900,000 issued, 867,459 outstanding	900	900
Additional paid in capital	900	900
Retained earnings	28,948	27,182
Accumulated other comprehensive income	686	443
Treasury stock (at cost, 32,541 shares in 2010 and 2009)	(1,817)	(1,817)

Total Stockholders’ Equity	29,617	27,608

Total Liabilities and Stockholders’ Equity	$253,908	$242,887

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

					Accumulated
					Other
		Common	Additional	Retained	Comprehensive	Treasury
	Total	Stock	Paid In Capital	Earnings	Income	Stock

Balance, December 31, 2009	$27,608	$900	$900	$27,182	$443	$(1,817)

Comprehensive Income
Net Income	1,766			1,766
Change in unrealized gain on available for sale securities, net of income tax effect of $125	243				243

Total Comprehensive Income	2,009

Balance, September 30, 2010	$29,617	$900	$900	$28,948	$686	$(1,817)

Balance, December 31, 2008	$27,160	$900	$900	$26,631	$320	$(1,591)

Comprehensive Income
Net income	1,163			1,163
Change in unrealized gain on available for sale securities, net of income tax effect of $131	253				253

Total Comprehensive Income	1,416
Purchase of Treasury Stock	(204)					(204)

Balance, September 30, 2009	$28,372	$900	$900	$27,794	$573	$(1,795)

The accompanying notes are an integral part of these statements.

Allegheny Bancshares, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities:
Net income	$1,766	$1,163
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	970	292
Depreciation and amortization	378	346
Net amortization (accretion) of securities	(4)	34
Gain on sale of securities	—	(64)
Loss on restricted equity other than temporary impairment	—	604
Deferred income tax benefit	(159)	17
Income from life insurance investment	(124)	(130)
Net change in:
Accrued income	67	(208)
Other assets	(206)	(607)
Accrued expense and other liabilities	416	(349)

Net Cash Provided by Operating Activities	3,104	1,098

Cash Flows from Investing Activities:
Net change in federal funds sold	—	1,570
Cash received from the acquisition of branch offices	—	6,497
Net change in interest bearing deposits in banks	(1,221)	(10,423)
Proceeds from sales, calls and maturities of available for sale securities	10,381	6,453
Purchase of securities available for sale	(6,499)	(11,076)
Net increase in loans	(9,577)	(9,366)
Purchase of bank premises and equipment	(232)	(158)

Net Cash Used by Investing Activities	(7,148)	(16,503)

Cash Flows from Financing Activities:
Net change in:
Demand and savings deposits	11,451	7,409
Time deposits	(2,590)	13,443
Short-term borrowings	71	(2,541)
Curtailments of long-term borrowings	(177)	(168)
Purchase of treasury stock	—	(204)

Net Cash Provided by Financing Activities	8,755	17,939

Cash and due from banks
Net increase in cash and due from banks	4,711	2,534
Cash and due from banks, beginning of period	3,810	2,562

Cash and due from banks, end of period	$8,521	$5,096

Supplemental Disclosure of Cash Paid During the Period for:
Interest	$2,800	$3,258
Income taxes	$915	$864
Transfers from loans to Other Real Estate Owned	$223	$37
The accompanying notes are an integral part of these statements.

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 ACCOUNTING PRINCIPLES:
The consolidated financial statements include the accounts of Allegheny Bancshares Inc. and its subsidiaries (the “Company”). Significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements conform to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010, and the results of operations for the periods ended September 30, 2009 and 2010. The notes included herein should be read in conjunction with the notes to the financial statements included in the 2009 Form 10-K included with the annual report to stockholders of Allegheny Bancshares, Inc.
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
In July 2010, the Receivables topic of the ASC was amended to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments will require the allowance disclosures to be provided on a disaggregated basis. Public Companies are required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010, while private companies must comply by December 31, 2011.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks. Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments. Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.
In August 2010, two updates were issued to amend various SEC rules and schedules pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies and based on the issuance of SEC Staff Accounting Bulletin 112. The amendments related primarily to business combinations and removed references to “minority interest” and added references to “controlling” and “noncontrolling interests(s)”. The updates were effective upon issuance but had no impact on the Company’s financial statements.
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

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 INVESTMENT SECURITIES:
The amortized costs of investment securities and their approximate fair values are as follows (in thousands of dollars):

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2010	Cost	Gains	Losses	Fair Value
Securities available for sale:
Mortgaged backed obligations of federal agencies	$2,184	$83	$—	$2,267
Government sponsored enterprises	9,419	337	—	9,756
Obligations of states and political subdivisions	14,553	567		15,120
Corporate obligations	501	53	—	554
Other equities	130	—	—	130

Total	$26,787	$1,040	$—	$27,827

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2009	Cost	Gains	Losses	Fair Value
Securities available for sale:
Mortgaged backed obligations of federal agencies	$3,401	$61	$—	$3,462
Government sponsored enterprises	9,985	164	—	10,149
Obligations of states and political subdivisions	16,647	470	34	17,083
Corporate obligations	501	12	—	513
Other equities	131	—	—	131

Total	$30,665	$707	$34	$31,338

Consideration is given to current market conditions, historical trends in the individual securities, as well as trends in the overall market. Declines determined to be other than temporary are charged to operations and are shown on the income statement. There were no other-than-temporary impairment charges on investment securities during the first nine months of 2009 or 2010, however there were charges on restricted equity securities in 2009, see footnote number 3.
The following table shows the gross unrealized losses and fair value of the Company’s investment securities with unrealized losses that are deemed to be temporarily impaired (in thousands), aggregated by investment category and length of time that individual securities have been in a continuous, unrealized loss position at September 30, 2010 and December 31, 2009. The unrealized loss of $47 on the Company’s investment security was caused by the short maturity period, and as such the Company feels that no material impairment of value is due to deteriorating financial condition of the issuers. The bond with the small unrealized loss is a mortgaged backed obligation of FHLMC, and it matured on October 1, 2010. For this reason the Company considers this one investment to be temporarily impaired at September 30, 2010. At December 31, 2009 there were 4 investments considered to be temporarily impaired.

	Less than 12 months		12 Months or greater
		Unrealized		Unrealized	Total
September 30, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value
Description of Securities:
Mortgaged backed obligations of federal agencies	$66	$—	$—	$—	$66
Government sponsored enterprises	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—
Corporate obligations	—	—	—	—	—

Total	$66	$—	$—	$—	$66

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Less than 12 months		12 Months or greater
		Unrealized	Fair	Unrealized	Total
December 31, 2009	Fair Value	Losses	Value	Losses	Fair Value
Description of Securities:
Mortgaged backed obligations of federal agencies	$—	$—	$—	$—	$—
Government sponsored enterprises	—	—	—	—	—
Obligations of states and political subdivisions	1,540	28	560	6	2,100
Corporate obligations	—	—	—	—	—

Total	$1,540	$28	$560	$6	$2,100

A maturity schedule of securities in thousands as of September 30, 2010, by contractual maturity is shown below. Actual maturities may differ because borrowers may have the right to call or prepay obligations.

	Amortized
	Cost	Fair Value
Due:
In one year or less	$2,199	$2,218
After one year through five years	17,689	18,358
After five years through ten years	5,853	6,171
After ten years through fifteen years	1,046	1,080

Total	$26,787	$27,827

For the period ended September 30, 2010, proceeds from sales, calls, and maturities of securities available for sale amounted to $10,379,788. No gains or losses were recognized on these transactions. A $64,000 gain was recognized for the same period in 2009.
NOTE 3 RESTRICTED EQUITY SECURITIES:
Restricted equity securities are considered restricted due to lack of marketability. It consists of stock in the Federal Home Loan Bank (FHLB) at September 30, 2010 and December 31, 2009. Investment in the FHLB stock is determined by the level of the Bank’s participation with FHLB various products and is collateral against outstanding borrowings from that institution. The FHLB stock is carried at cost. Management evaluates these restricted securities for other-than-temporary impairment on a quarterly basis, and more often when conditions warrant by considering current market conditions, historical trends in the individual securities, as well as trends in the overall market. Declines determined to be other than temporary are charged to operations and are shown on the income statement. In view of the May 1, 2009 closure of an institution in which the Company held stock by the Office of the Comptroller of the Currency, the Company recorded an other than temporary impairment (“OTTI”) non-cash charge against earnings. The carrying value of the Company’s investment in this stock as of December 31, 2008 was approximately $603,515. The OTTI charge as of March 31, 2009 was $603,515, eliminating our carrying value of this stock. No other than temporary impairment charge was recognized in the same period in 2010.

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4 LOANS RECEIVABLE:
Loans outstanding are summarized as follows (in thousands of dollars):

	September 30,	December 31,
	2010	2009

Real estate loans	$84,568	$83,465
Commercial and industrial loans	91,943	83,169
Loans to individuals, primarily collateralized by autos	12,650	12,913
All other loans	4,540	5,107

Total Loans	193,701	184,654

Less allowance for loan losses	2,389	1,790

Net Loans Receivable	$191,312	$182,864

NOTE 5 ALLOWANCE FOR LOAN LOSSES:
A summary of transactions in the allowance for loan losses for the nine months ended September 30, 2010 and 2009 follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Balance, beginning of period	$1,790	$1,396
Provision charged to operating expenses	971	292
Recoveries of loans charged off	84	124
Loans charged off	(456)	(288)

Balance, end of period	$2,389	$1,524

NOTE 6 LONG TERM DEBT:
The Company has borrowed money from the Federal Home Loan Bank of Pittsburgh (FHLB). The interest rates on all of the notes payable as of September 30, 2010 were fixed at the time of the advance and fixed rates range from 4.22% to 5.57%. The FHLB notes are secured by FHLB Stock, as well as investment securities and mortgage loans. The weighted average interest rate is 5.00% at September 30, 2010.
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

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
At September 30, 2010 the Company had no liabilities subject to fair value. The following is a description of valuation methodologies used for assets recorded at fair value.
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

ALLEGHENY BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the recorded amount of assets measured at fair value as of September 30, 2010 (in thousands of dollars):

September 30, 2010	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:

Mortgaged backed obligations of federal agencies	$—	$2,267	$—	$2,267
Government sponsored enterprises	9,756	—	—	9,756
Obligations of states and political subdivisions	—	15,120	—	15,120
Corporate obligations	—	554	—	554
Other equities	—	130	—	130

Total	$9,756	$18,071	$—	$28,827

Assets recorded at fair value on a non recurring basis:

Impaired Consumer Real Estate Loans	$—	$—	$528	$528
Impaired Commercial Loans	—	—	3,424	3,424
Other real estate owned	—	—	1,009	1,009

Total	$—	$—	$4,961	$4,961

There were no significant transfers between levels 1, 2, or 3 during the quarter
The following table presents the recorded amount of assets measured at fair value as of December 31, 2009 (in thousands of dollars):

December 31, 2009	Level 1	Level 2	Level 3	Total
Assets recorded at fair value on a recurring basis:

Mortgaged backed obligations of federal agencies	$—	$3,462	$—	$3,462
Government sponsored enterprises	10,149	—	—	10,149
Obligations of states and political subdivisions	—	17,083	—	17,083
Corporate obligations	—	513	—	513
Other equities	—	131	—	131

Total	$10,149	$21,189	$—	$31,338

Assets recorded at fair value on a non recurring basis:

Impaired Consumer Real Estate Loans	$—	$—	$670	$670
Impaired Commercial Loans	—	—	3,634	3,634
Other real estate owned	—	—	800	800

Total	$—	$—	$5,104	$5,104

NOTE 9 GOODWILL:
The Company follows FASB ASC 350-20 Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Provisions within this statement discontinue any amortization of goodwill and intangible assets with indefinite lives, and require at least annual impairment review or more often if certain impairment conditions exist. With the purchase of the two branch offices in April 2009 goodwill was recognized totaling $1,086,732. During the nine month period ended September 30,2010, management evaluated goodwill for impairment and determined that the goodwill was not impaired.

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
The total performance compensation which may be earned by the CEO is between 0% and 11.50% of his base salary. The Company has accrued a liability and incurred a benefit expense of $7,765 for the first nine months of 2010 and $7,660 for the same period in 2009.
Supplemental Retirement Agreement: On June 4th, 2008 the Bank entered into a non-qualified Supplemental Retirement Agreement (“SERP”) with the CEO. The SERP provides for the payment of a monthly supplemental executive retirement benefit equal to annual payments of $54,663 for a 15 year period. Such benefit shall be payable for a period of fifteen years, or under certain circumstances, prior to age 65. For each full calendar year the CEO completes with the Bank without separation of service, the CEO shall be credited with 8.33% of this benefit, toward 100% after 12 years. The Company has accrued a liability and incurred a benefit expense of $21,841 for the first nine months of 2010 for this plan, and $19,416 for the same period in 2009.
NOTE 11 CAPITAL:
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total risk based capital, Tier 1 capital to risk weighted assets, and Tier 1capital to average assets. The Company’s total risk based, Tier 1 capital to risk weighted assets and Tier 1 to average assets were 16.43%, 15.27% and 11.12% at September 30, 2010 compared to 16.31%, 15.26% and 10.68% at December 31, 2009, respectively. At September 30, 2010 the Company met all capital adequacy requirements to which it is subject and is considered to be “well capitalized” under regulatory standards.
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
Off –balance sheet items: Letters of credit, lines of credit, and loan commitments are deemed to be at face value, and did not have a material value as of September 30, 2010 or December 31, 2009.

	September 30, 2010		December 31, 2009
		Carrying		Carrying
(In Thousands)	Fair Value	Value	Fair Value	Value

Cash and due from banks	$8,521	$8,521	$3,810	$3,810
Interest bearing deposits in banks	9,471	9,471	8,249	8,249
Securities available for sale	27,827	27,827	31,338	31,338
Restricted equity securities	748	748	748	748
Loans	195,110	191,312	184,753	182,864
Interest receivable	1,369	1,369	1,436	1,436
Bank owned life insurance	3,991	3,991	3,867	3,867
Demand deposits	29,298	29,298	26,689	26,689
Interest bearing demand deposit	35,870	35,870	28,005	28,005
Savings deposits	28,260	28,260	27,282	27,282
Time deposits	125,459	124,272	127,599	126,862
Short-term borrowings	1,002	1,002	931	931
Accrued interest payable	317	317	344	344
Long-term debt	4,874	4,518	4,927	4,695

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Goodwill and Intangibles
ASC 350 “Goodwill and Other Intangible Assets” prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. Provisions within this statement discontinue any amortization of goodwill and intangible assets with indefinite lives, and require at least annual impairment review or more often if certain impairment conditions exist. With the purchase of the two branch offices in April 2009 goodwill was recognized totaling $1,086,732. During the nine month period ended September 30,2010, management evaluated goodwill for impairment and determined that the goodwill was not impaired.
Results of Operations Overview
Net income for the third quarter of 2010 was $693,000 or $0.80 per share, this compares with net income of $658,000 or $0.76 per share earned in the third quarter of 2009. This $35,000 increase in income over the same period in 2009 represents a 5.3% increase in income. Net income was $1,766,000 or $2.04 per share, for the first nine months of 2010, as compared to $1,163,000 or $1.34 per share for the same period in 2009. This is an increase of $603,000 or 51.8% increase compared to the same period a year ago. Included in the first nine month’s results for 2009 was an other-than-temporary (“OTTI”) non-cash impairment charge of $604,000 pre-tax, equivalent to $559,000 after tax or $0.64 per share. The impairment charge relates to certain restricted equity securities which the Company owned for which on May 1, 2009 the Office of the Comptroller of the Currency closed the company and took control of its assets. This OTTI charge represents the complete write off of the carrying value of the equity security. Exclusive of the OTTI charge, net income would have been $1,722,000 in 2009, as compared to $1,766,000 in 2010. Net interest income had a strong increase from 2009 to 2010, but was partially offset by increases in provision for loan loss and an increase in non interest expenses. Consolidated annualized returns on average equity and average assets for the nine months ended September 30, 2010 were 8.27% and 0.96%, respectively, compared with returns of 5.60% and 0.70% for the same period in 2009.
Net Interest Income
The Company’s taxable equivalent net interest income increased by 13.73% for the first nine months of 2010 compared to the same period in 2009. This increase resulted primarily due to the increase in average balances but the percentage yield of tax equivalent interest margin also increased. See the net interest margin analysis in Table I. Average balance of interest bearing liabilities grew by 9.78% while average balance of total earning assets grew by 9.09%. The Company’s tax equivalent yield on earnings assets for first nine months of 2010 was 4.37% compared to 4.19% for same period in 2009 as the cost of funds decreased by 57 basis points while the yield on earning assets decreased 29 basis points.
As shown in the interest sensitivity analysis in Table II, the Company is in a liability sensitive position for the next 12 month time frame, meaning our liabilities mature and reprice faster than our assets in a stable rate environment within the next 12 months . Table II shows contractual maturities of assets and liabilities. Actual results can and do differ due to loans being paid off prior to maturity or paid faster than contract terms, investment securities being called prior to final maturity, and many deposit accounts typically are more stable and while they can be withdrawn immediately history shows they tend to be a stable source of funding.
Table I shows the average balances for interest bearing assets and liabilities, the rates earned on earning assets and the rates paid on deposits and borrowed funds.

TABLE I
Allegheny Bancshares, Inc.
Net Interest Margin Analysis
(On a Fully Taxable Equivalent Basis) (Dollar Amounts in Thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Average	Income/		Average	Income/
	Balance	Expense	Rates	Balance	Expense	Rates

Interest Income
Loans [1,2,3]	$188,437	$9,075	6.42%	$170,407	$8,632	6.75%
Federal funds sold	—	—	—%	784	—	0.00%
Interest bearing deposits	6,849	92	1.79%	6,349	63	1.32%
Investments
Taxable	14,693	334	3.03%	11,775	309	3.50%
Nontaxable [2]	14,194	610	5.73%	16,184	703	5.78%

Total Earning Assets	224,173	10,111	6.01%	205,499	9,707	6.30%

Interest Expense
Demand deposits	23,458	211	1.20%	24,215	167	0.92%
Savings	34,219	39	0.15%	27,553	63	0.30%
Time deposits	126,760	2,350	2.47%	113,783	2,807	3.29%
Short-term borrowings	1,008	1	0.13%	1,408	2	0.19%
Long-term debt	4,615	171	4.94%	6,175	214	4.62%

Total Interest Bearing
Liabilities	$190,060	$2,772	1.94%	$173,134	$3,253	2.51%

Net Interest Margin [1]		7,339			6,453

Net Yield on Interest
Earning Assets			4.37%			4.19%

[1]	Interest on loans includes loan fees

[2]	An incremental tax rate of 34% was used to calculate the tax equivalent income

[3]	Nonaccrual loans are included in average loan balance
Noninterest Income
Noninterest income increased $709,000 for the nine months ending September 30, 2010, compared to the same period in 2009. As discussed in the “Results of Operations Overview” above, there was a loss in 2009 was caused by the other-than-temporary-impairment charge on a restricted equity investment of the Company. Other than the effect of this impairment charge, noninterest income has increased by $105,000 from first nine months of 2009 to same period of 2010. This increase is due primarily to a $94,000 increase in overdraft protection fees and a $66,000 increase in ATM fee income. Noninterest income was boosted in 2009 by a $64,000 gain on sale of securities. In the first nine months of 2010 no security gains or losses were recognized.

Noninterest Expenses
Total noninterest expense increased $211,000 or 4.40% for the first nine months of 2010, as compared to same period in 2009. The main reasons for this increase include $223,000 increase in salaries and benefits, $16,000 increase in occupancy expenses, $51,000 increase in equipment expenses. Salaries and benefits increased by 9.60% due primarily to an increase in the number of employees. With the purchase of the two additional branch offices in April of 2009 and other staff increases, our number of full time equivalent (FTE) employees has increased by 8 to a total of 79. For the first nine months of 2010 our number of full time equivalent employee average increased by 11.27% over the same period in 2009.
Income Tax Expense
Income tax expense is 28.24% of pretax income for the first nine months of 2010 compared to 33.50% for the same period in 2009. The tax expense for 2009 is higher percentage due to the majority of the OTTI charge not being tax deductible. The loss on the OTTI charge for income tax purposes is considered a capital loss and only deductible to the extent that the Company has capital gains. Currently the Company does not have the expectation that it could realistically generate enough capital gains to fully offset the capital losses that have arisen from the OTTI charges on the restricted stock. To that extent, it must consider excess losses as non tax deductible and not derive any tax benefit from the excess capital losses over realistically expected capital gains. At this point it appears that $484,000 of the OTTI charge will not be tax deductible.
Loans and Provision for Loan Loss
Total loans were $193,701,000 at September 30, 2010, compared to $184,654,000 at December 31, 2009, representing a $9 million increase. A schedule of loans by type is shown in Note 4 to the financial statements. Approximately 87% of the loan portfolio is secured by real estate at September 30, 2010. The provision for loan losses was $971,000 for the first nine months of 2010 compared to $292,000 for the same period in 2009. Loan loss provision was increased due to a deteriorating economic outlook and increase in delinquencies during the second half of 2009 and continuing into 2010. The Company has a couple of commercial borrowers in particular, that have deteriorating operational projections. These borrowers loans are generally collateralized by real estate. The allowance for loan losses (“ALL”) was $2,389,000 (1.23% of loans) at September 30, 2010 compared with $1,790,000 (.97% of loans) at December 31, 2009. The percentage increase in ALL was caused by the increase in the provision for loan losses. The Company continues to monitor the loan portfolio for signs of weakness or developing credit problems. Loan loss provision for each period is determined after evaluating the loan portfolio and determining the level of reserves necessary to absorb current charge-offs and maintain the reserve at adequate levels. See Note 5 for more detail.
The Company monitors the portfolio particularly closely in this current economic environment. Real estate sales are currently slow in the Company’s market area, but this area has not seen the same increase in foreclosures or extent of dropping collateral values as has been the case for many areas. Most of the Company’s market area is fairly rural and the majority of employment in these areas is not in economically sensitive industries. The Company is not immune to the current economic downturn and it has exposure to the slowing economic situation particularly as it relates to the timber industry and the housing industry as the Company has made real estate development loans to a limited extent within our markets. The Company’s loans that are past due as a percentage of total loans and loans designated as nonperforming have been higher in 2009 and 2010 than previous years. With the slow real estate market and slow economic environment, the Company does realize there is an increase in credit risk in its loan portfolio and has made adjustments to the calculation of the allowance for loan loss, which has caused increases to the amount of the provision for loan losses.
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

The following table summarizes the Company’s nonperforming loans at September 30, 2010 and December 31, 2009 (in thousands of dollars):

	September 30,	December 31,
	2010	2009
Nonaccrual loans	$4,481	$104
Restructured loans	137	133
Loans delinquent 90 days or more	1,149	5,290

Total Nonperforming Loans	$5,767	5,527

Nonperforming loans as a percentage of total loans	2.98%	2.99%
Allowance for loan losses as a percentage of nonperforming loans	41.43%	32.39%
The primary reason for the increase in nonaccrual loans is due to one large commercial borrower whose loan was over 90 days delinquent as of December 31st, 2009, has now been classified as non-accrual due to deteriorating financial condition.
Deposits
The Company’s primary funding source is deposits from individuals, businesses and government entities located within its trade area. The Company’s deposits increased $8,861,000 or 4.24% during the first nine months of 2010. A schedule of deposits by type is shown in the balance sheets. Loan to deposit ratio at September 30, 2010 is 88.98% which is higher than the 88.42% at December 31, 2009. Deposit growth in 2009 far exceeded loan growth, and this liquidity has given the Company the chance to be less aggressive on deposit pricing. In addition we have had the opportunity to reduce our reliance on time deposits during 2010. At December 31, 2009 our time deposits made up 60.75% of total deposits, at September 30, 2010, this percentage is 57.08%. This has helped increase the net interest margin. Much of the deposit growth during 2009 was felt to be as a result of “flight to quality” as customers sought safe investments due to turmoil in the equity markets. As a result the Company realizes these deposits may decrease as customers seek higher yields as the financial turmoil passes. Time deposits of $100,000 or more were 21.54% and 20.42% of total deposits at September 30, 2010 and December 31, 2009, respectively.
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
Capital
The Company continues to maintain a strong capital position to support future growth. Capital as a percentage of total assets was 11.66% at September 30, 2010 and was 11.37% at December 31, 2009, and significantly exceeded regulatory requirements. The Company is considered to be well capitalized under the regulatory framework for prompt corrective actions.
Uncertainties and Trends
Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on liquidity, capital resources or operations. Additionally, management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect.

Liquidity and Interest Sensitivity
Liquidity reflects our ability to ensure that funds are available to meet present and future obligations. At September 30, 2010, the Company had liquid assets of approximately $8.52 million in the form of cash and due from banks. Management believes that the Company’s liquid assets are adequate at September 30, 2010. Additional liquidity may be provided by the growth in deposit accounts and loan repayments. In the event the Company would need additional funds, it has the ability to purchase federal funds and borrow under established lines of credit of $98.4 million.
At September 30, 2010, the Company had a negative cumulative Gap Rate Sensitivity Ratio of 29.31% for the one year repricing period. This rate reflects a very conservative estimate since we show an immediate runoff of accounts without a specific maturity date, and does not reflect the historical movement of funds during varying interest rate environments. Adjusted for historical repricing trends in response to interest rate changes, the adjusted Gap Ratio is -14.03%. This indicates that the Company is liability sensitive. But this negative gap ratio is within guidelines set by the Company and the Company expects interest income would remain stable in both a declining and increasing interest rate environment. Management constantly monitors the Company’s interest rate risk and has decided that the current position is an acceptable risk for a community bank operating in a rural environment. Table II shows the Company’s interest sensitivity.
TABLE II
Allegheny Bancshares, Inc.
Interest Sensitivity Analysis
September 30, 2010
(In Thousands of Dollars)

	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total
Uses of Funds:

Loans	$20,863	$29,732	$45,438	$97,668	$193,701
Interest bearing deposits	4,192	1,276	4,003	—	9,471
Investment securities	257	1,890	16,626	9,054	27,827
Restricted Investments	—	—	—	748	748

Total	25,312	32,898	66,067	107,470	231,747

Sources of Funds:

Deposits:
Interest bearing demand	35,870	—	—	—	35,870
Savings	28,260	—	—	—	28,260
Time deposits over $100,000	7,219	13,602	26,069		46,890
Other time deposits	16,459	22,537	37,707	679	77,382
Short-term borrowings	1,002	—	—	—	1,002
Long-term debt	1,060	128	601	2,729	4,518

Total	$89,870	$36,267	$64,377	$3,408	$193,922

Discrete Gap	$(64,558)	$(3,369)	$1,690	$104,062	$37,825

Cumulative Gap	$(64,558)	$(67,927)	$(66,237)	$37,825	$37,825

Ratio of Cumulative Gap
To Total Earning Assets	-27.86%	-29.31%	-28.58%	16.32%
Table II reflects the earlier of the maturity or repricing dates for various assets and liabilities at September 30, 2010. In preparing the above table, no assumptions are made with respect to loan prepayments. Loan principal payments are included in the earliest period in which the loan matures or can be repriced. Principal payments on installment loans scheduled prior to maturity are included in the period of maturity or repricing. A loan with a floating rate, such as the majority of our residential loan portfolio, that has reached a contractual floor or ceiling level is being treated as a fixed rate loan until the rate is again free to float. In the current rate environment, this has the effect of causing the table II to model our adjustable rate loans as fixed rate loans. However in a rising interest rate environment when these loans would be repriced at rates above the contractual floor, and are once again free to float, many of our loans would move from the over 5 year timeframe to a more current timeframe.

Existence of Securities and Exchange Commission Web Site
The Securities and Exchange Commission maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission, including Allegheny Bancshares, Inc. and the address is http: //www.sec.gov.

Item 4T	Controls and Procedures
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
Date: November 5, 2010